Form 10-Q
period 2014-02-28
HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
filed 2014-04-21
CIK 1579010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 333-190788

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-2552550
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of icorporation or organization)

1311 Jackson Avenue, Suite 5D
Long Island City, New York	11101
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code 1(517) 867-8383

(Former Name or Former Address, if changed since last report)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes (  )       No  (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes (  )    No  (X)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes (X ) No ( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes (X ) No ( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes (X ) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of   “ large accelerated filer ” ,   “ accelerated filer ”   and   “ smaller reporting company ”   in Rule 12b-2 of the Exchange Act.

(Check one)
Large accelerated filer ( )                                                                Accelerated filer  ( )
Non-accelerated filer  ( )                                                                Smaller reporting company  (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes (X ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the period ended in this report, February 28, the registrant had 10,237,500 shares of common stock outstanding.
As of the date of filing, April 21, 2014, the registrant had 10,237,500 shares of common stock outstanding.

AFFINITY MEDIAWORKS CORP.

FORM 10-Q

TABLE OF CONTENTS	Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of February 28, 2014 (Unaudited) and May 31, 2013 (Audited)	3
Statements of Operations For the three months ended February 28, 2014 (Unaudited) For the nine months ended February 28, 2014 (Unaudited) For the cumulative period from April 15, 2013 (Inception) to February 28, 2014 (Unaudited)	4
Statement of Changes in Stockholders' Deficit for the cumulative period from April 15, 2013 (Inception) to February 28, 2014 (Unaudited)	5
Statements of Cash Flows For the nine months ended February 28, 2014 (Unaudited) For the cumulative period from April 15, 2013 (Inception) to February 28, 2014 (Unaudited)	7
Notes the Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	18

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mining Safety Disclosure	20
Item 5. Other Information	20
Item 6. Exhibits	21

SIGNATURES	22

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Balance Sheets
February 28, 2014 and for May 31, 2013

ASSETS
	February 28,	May 31,
	2014	2013
	(Unaudited)
Current Assets:
Cash and equivalents	$11,171	$15,200
Inventory, net	28,554	-
Total current assets	39,725	15,200

	$39,725	$15,200

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$833	$2,023
Loan payable - stockholder	10,000	-
Loan payable - related party	-	7,500
Total current liabilities	10,833	9,523

Commitments

Stockholders' Equity:
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized,
1,000,000 issued and outstanding	1,000	1,000
Common stock, $0.001 par value; 100,000,000 shares authorized,
10,237,500 and 9,200,000 shares issued and outstanding, respectively	10,238	9,200
Additional paid in capital	100,222	35,510
Subscriptions receivable	(50)	(13,760)
Deficit accumulated during development stage	(82,518)	(26,273)
	28,892	5,677

	$39,725	$15,200

The accompanying notes are an integral part of these unaudited financial statements.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Condensed Statements of Operations
For the Nine Months Ended February 28, 2014 and for the Period
From April 15, 2013 (Inception) to February 28, 2014

	From April 15, 2013 (Inception)	For the Three Months Ended	For the Nine Months Ended
	to February 28, 2014	February 28, 2014	February 28, 2014

Product sales, net	$39,600	$-	$39,600
Cost of goods sold	50,286	-	50,286
Gross loss	(10,686)	-	(10,686)

Expenses:
Professional fees	65,118	1,717	39,868
Travel	373	216	373
Other	6,259	1,531	5,259
	71,750	3,464	45,500

Net loss before other expenses and income taxes	(82,436)	(3,464)	(56,186)

Other expenses
Interest expense	(82)	(50)	(59)

Net loss before income taxes	(82,518)	(3,514)	(56,245)

Provision for income taxes	-	-	-

Net loss	$(82,518)	$(3,514)	$(56,245)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)

Basic and diluted weighted average number
of shares outstanding	9,589,285	10,237,500	9,824,041

The accompanying notes are an integral part of these unaudited financial statements.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended February 28, 2014 and for the Period
From April 15, 2013 (Inception) to February 28, 2014

	From April 15, 2013 (Inception)	For the Nine Months Ended
	to February 28, 2014	February 28, 2014

Cash flows from operating activities:
Net loss	$(82,518)	$(56,245)
Adjustments to reconcile net loss to net cash used
by operating activities:
Inventory	(28,554)	(28,554)
Accounts payable and accrued expenses	833	(1,190)
Series A Preferred stock issued for services	1,000	-
Common stock issued for services	26,000	21,250
Net cash used by operating activities	(83,239)	(64,739)

Cash flows from financing activities:
Proceeds from issuance of common stock	78,910	53,710
Loan payable - stockholder	10,000	10,000
Proceeds from loan payable - related party	-	(7,500)
Stockholder contribution	5,500	4,500
Net cash provided by financing activities	94,410	60,710

Net increase in cash and equivalents	11,171	(4,029)
Cash and equivalents at beginning of period	-	15,200
Cash and equivalents at end of period	$11,171	$11,171

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from April 15, 2013 (Inception) to February 28, 2014

							Accumulated
					Additional		Deficit	Total
	Common Stock		Series A Preferred		Paid in	Subscriptions	During the	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Development Stage	Equity
Balance at - April 15, 2013 (inception)	-	$-	-	$-	$-	$-	$-	$-

Issuance of common shares for cash at $0.002
per share as restated for 1:2 reverse split	5,900,000	5,900	-	-	5,900	-	-	11,800
Issuance of series A preferred shares for
services at $0.001 per share	-	-	1,000,000	1,000	-	-	-	1,000
Issuance of common shares for cash at $0.00572
per share as restated for 1:2 reverse split	3,000,000	3,000	-	-	14,160	-	-	17,160
Issuance of common shares for cash at $0.02376
per share as restated for 1:2 reverse split	200,000	200	-	-	4,550	-	-	4,750
Issuance of common shares for cash at $0.10 per
share as restated for 1:2 reverse split	100,000	100	-	-	9,900	-	-	10,000
Subscriptions receivable	-	-	-	-	-	(13,760)	-	(13,760)
Contribution to additional paid in capital	-	-	-	-	1,000	-	-	1,000
Net loss	-	-	-	-	-	-	(26,273)	(26,273)
Balance - May 31, 2013	9,200,000	9,200	1,000,000	1,000	35,510	(13,760)	(26,273)	5,677

Issuance of common shares for cash at $0.10
per share as restated for 1:2 reverse split	50,000	50	-	-	4,950	-	-	5,000
Payment of subscription receivable	-	-	-	-	-	10,000	-	10,000
Issuance of common shares for cash at $0.10
per share as restated for 1:2 reverse split	50,000	50	-	-	4,950	-	-	5,000
Issuance of common shares for cash at $0.10
per share as restated for 1:2 reverse split	150,000	150	-	-	14,850	-	-	15,000
Issuance of common shares for services at $0.10
per share as restated for 1:2 reverse split	12,500	13	-	-	1,237	-	-	1,250
Payment of subscription receivable	-	-	-	-	-	2,160	-	2,160
Payment of subscription receivable	-	-	-	-	-	500	-	500
Issuance of common shares for cash at $0.10
per share as restated for 1:2 reverse split	150,000	150	-	-	14,850	-	-	15,000
Payment of subscription receivable	-	-	-	-	-	500	-	500
Payment of subscription receivable	-	-	-	-	-	500	-	500
Payment of subscription receivable	-	-	-	-	-	50	-	50
Issuance of common shares for services at $0.032
per share	350,000	350	-	-	10,850	-	-	11,200
Issuance of common shares for services at $0.032
per share	125,000	125	-	-	3,875	-	-	4,000
Issuance of common shares for services at $0.032
per share	125,000	125	-	-	3,875	-	-	4,000
Issuance of common shares for services at $0.032
per share	25,000	25	-	-	775	-	-	800
Contribution to additional paid in capital	-	-	-	-	1,500	-	-	1,500
Contribution to additional paid in capital	-	-	-	-	1,500	-		1,500
Contribution to additional paid in capital	-	-	-	-	1,500			1,500
Net loss	-	-	-	-	-	-	(56,245)	(56,245)
Balance - February 28 2014	10,237,500	$10,238	1,000,000	$1,000	$100,222	$(50)	$(82,518)	$28,892

See accompanying summary of notes to unaudited condensed financial statements.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
February 28, 2014

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Hispanica International Delights of America, Inc. ("HIDA" or the "Company") was incorporated in Delaware in April 2013.  The Company has been in the development stage since inception and has not generated any sales to date.  The Company plans to market traditional Hispanic and ethnic food packaged products and will license and/or acquire existing brands and distributors of Hispanic products..  The Company intends to purchase overstocked inventory items from manufacturers and retailers and offer them to the public at discounted prices.

Basis of Prersentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q.  All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods.  The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business.  The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto  for the fiscal year ended May 31, 2013.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Revenue will be recognized at the time the product is delivered or services are performed.  Provision for sales returns will be estimated based on the Company's historical return experience.  Revenue will be presented net of returns.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
February 28, 2014

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information

The Company follows Accounting Standards Codification ("ASC") 280, "Segment Reporting".  The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock.  There were no common stock equivalents at February 28, 2014.

Income Taxes

Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized.  Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information.  A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation.  ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on the fair value using an option pricing model.  ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
February 28, 2014

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (continued)

Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity.  The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At February 28, 2014 cash equivalents were $1,544.

Fair Value of Financial Instruments

Pursuant to ASC No. 820. "Fair Value Measurement and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of February 28, 2014. The Company's financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Recent Pronouncements

There are no recent accounting pronouncements that apply to the Company.

Note 2.  INVENTORY

Inventory consists of raw materials and packaging.  Inventory is valued at the lower of cost or market.  HIDA determines cost using the first-in, first-out method of accounting.  Inventory consisted of the following at February 28, 2014 and May 31, 2013:

	February 28, 2014	May 31, 2013

Raw materials	$2,750	$-
Finished goods	25,804	-
Total Inventory	$28,554	$-

Note 3.  LOANS PAYABLE - STOCKHOLDER

In February 2014, a stockholder lent rhe Company $10,000.  The loan bears interest at 12% per annum and matures on February 28, 2015.  Accrued and unpaid interest totaled $50 at February 28, 2014.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
February 28, 2014

Note 4.  STOCKHOLDERS' EQUITY

In August 2013, the Company authorized a 1:2 reverse split (Note 7).  Consequently, the shares that were issued and outstanding at July 31, 2013 have been restated to reflect the effect of the reverse split.

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001 per share.  At February 28, 2014, 10,237,500 shares of common stock, as restated to reflect the August 2013 1:2 reverse split (Note 7), were issued and outstanding.

The Company has authorized 10,000,000 shares of Series A preferred stock with a par value of $0.001 per share.  At May 31, 2013 1,000,000 shares of common stock were issued and outstanding.  These shares can vote on all matters on a 50 votes per one share basis.

In April 2013, the Company issued 5,900,000 shares of common stock at par value, or $0.002 per share.

In April 2013, the Company issued 1,000,000 shares of Series A preferred stock at par value, or $0.001 per share to the founders of the Company for services provided to the Company.

In May 2013, the Company issued 3,000,000 shares of common stock at $0.00572 per share.

In May 2013, the Company issued 200,000 shares of common stock at $0.02376 per share for services provided to the Company.

In May 2013, the Company issued 100,000 shares of common stock at $0.10 per share.

In June 2013, the Company issued 250,000 shares of common stock at $0.10 per share.

In June 2013, the Company issued 12,500 shares of common stock at $0.10 per share to an individual for services provided to the Company.

In July 2013, the Company issued 150,000 shares of common stock at $0.10 per share.

In August 2013, the Company issued 625,000 shares of common stock at $0.032 per share for services provided to the Company.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
February 28, 2014

Note 5.  COMMITMENTS AND CONTINGENCIES

The Company currently leases its offices on a month to month basis from the Company's President and stockholder for $500 per month.

Rent expense for the three and nine months ended February 28, 2014 totaled $1,500 and $4,500, respectively, was capitalized as additional paid-in capital.

Note 6.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal
statutory rate	25%
Effect of operating losses	(25)%
0%

As of February 28, 2014, the Company has a net operating loss carryforward of approximately $57,000.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2033. The deferred tax asset relating to the operating loss carryforward has been fully reserved at February 28, 2014.

Note 7. RELATED PARTY TRANSACTIONS

In October 2013, the Company signed a distribution agreement with Gran Nevada Beverage, Inc. (Gran Nevada), a related party through common ownership and management. The agreement provides the Company with the right to sell and distribute Gran Nevada's beverages in Texas and California with purchase prices at the same wholesale prices charged to Gran Nevada's other distributors. The agreement is for an initial term of five years with automatic renewals of successive five year terms unless terminated.

Note 8.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
February 28, 2014

Note 8.  BASIS OF REPORTING (Continued)

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from April 15, 2013 (inception) to February 28, 2014, the Company incurred a net loss of approximately $72,000.  In addition, the Company has minimal assets and limited revenues as of February 28, 2014.

The Company currently does not have sufficient cash to sustain itself for the next 12 months, and will require additional funding in order to execute its plan of operations and to continue as a going concern.  To meet its cash needs, management expects to raise capital through a private placement offering.  In the event that this funding does not materialize, certain stockholders have agreed, orally, to loan, on a non-interest bearing demand basis, sufficient funds to maintain the Company's operations for the next 12 months.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 9.  SUBSEQUENT EVENTS

In accordance with ASC 855, management has evaluated the subsequent events through the date of issuance of the financial statements. Based upon this evaluation, there are no subsequent events that require disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements (rather than historical facts) that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Such forward-looking statements discuss our current expectations of future results of operations or financial condition.  However, there may be events in the future that we are unable to accurately predict or control and there may be risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, which could have a material adverse effect on our business, operating results and financial condition.  The forward-looking statements included herein are only made as of the date of the filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

BASIS OF PRESENTATION

The unaudited financial statements of Hispanica International Delights of America, Inc. (“HIDA,” the “Company,” “our” or “we”), should be read in conjunction with the notes thereto. In the opinion of management, the unaudited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation.  Interim results are not necessarily indicative of results to be expected for the entire year.

We prepare our financial statements in accordance with U.S. generally accepted accounting principals, which require that management make estimates and assumptions that affect reported amounts.  Actual results could differ from these estimates.

BUSINESS PLAN OF OPERATION

HIDA was incorporated on April 15, 2013 and is a Delaware company with the intention of entering thre North American food and beverage distribution market with a focus on traditional Hispanic and ethnic inspired food and beverages.  As of the date on the financial statements the company has not conducted any business or generated and sales.The Company does not have any distribution operations as of to date or relationships with any other independent distributors or retailers.

Our principal executive offices are located at 1311 Jackson Avenue, Suite 5D, Long Island City, NY 11101 and our telephone number is (516) 867-8383.

We are an “emerging growth company” within the meaning of the federal securities laws. For as long as we are an emerging growth company, we will not be required to comply with the requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an emerging growth company. For a description of the qualifications and other requirements applicable to emerging growth companies and certain elections that we have made due to our status as an emerging growth company, see “RISK FACTORS--RISKS RELATED TO THIS OFFERING AND OUR COMMON STOCK - WE ARE AN ‘EMERGING GROWTH COMPANY’ AND WE CANNOT BE CERTAIN IF THE REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO EMERGING GROWTH COMPANIES WILL MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS” on page 7 of this prospectus.

Our Business Objectives

The Company intends to distribute,  acquire and or license potential leading Hispanic and Ethnic brands in America that can be nationally recognized among the U.S. Hispanic and Ethnic populations, for quality food and beverages. The brands distributed emulate the flavors, which have been known for generations among the Hispanic and Ethnic peoples, but that are just now being reintroduced to the mass market. We are dedicated to building long-term relationships with end-consumers through superior products and high quality packaging. The Company’s goal is to maintain a rapid growth rate, and become profitable through building its portfolio of distribution agreements. The company has entered into a distribution agreement with GRAN NEVADA Beverage, Inc. Please see exhibits for copy of the agreement. Our core business objectives are as follows:

·        Define and become the leader in the Hispanic (and Ethnic) food and beverage market in the United States of America.

·        Maximize profits by selling products with the highest possible margin.

·        Expand the consumer base to non-Hispanics by positioning non-alcoholic, beverage brands as an alternative and healthier option to cola.

In order to generate revenues, we must do the following:

1.        The Company must obtain distribution agreements for the Hispanic and Ethnic inspired foods and beverages industry, and develop distribution channels for brands with which it has agreements.

2.          Continually develop and implement a marketing and advertising plan: In order to promote and establish a public presence for its brands.  We may seek to acquire assets such as routes, vehicles and personnel that will help build the Company's distribution network within the Hispanic and ethic food market. We intend to continuously generate awareness of our products through the implementation of multiple marketing platforms including strategic in store samplings and tastings.

3.        Create customer loyalty: The Company recognizes that the Hispanic population is not homogenous, and that each segment of the population is loyal to brands that best recreate the nostalgic essence of foods and drinks from their native countries. We are focused on bringing these traditional flavors to all Americans for the purpose of establishing customer loyalty, and maintaining the attributes that made each brand successful.

On April 14, 2014, our Registration Statement on Form S-1 , or the “Registration Statement”, filed with the Securities and Exchange Commission, or the SEC became effective under Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act.   Since the Effective Date of the Registration Statement, we have become a reporting company under the Securities Exchange Act and are responsible for preparing and filing periodic and current reports under the Exchange Act with the SEC.

Any person or entity may read and copy our reports with the Securities and Exchange Commission at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Room by calling the SEC toll free at 1-800-SEC-0330. The SEC also maintains an Internet site at http://www.sec.gov where reports, proxies and informational statements on public companies may be viewed by the public.

EMPLOYEES

The company does not have any employees.  As of the date of this filing, Fernando Oswaldo Leonzo our Chief Executive Officer, Robert Gonther our Chief Financial Officer and Jerry Gruenbaum our Chief Legal Officer do not have an have any employment agreement.

LIMITED OPERATION HISTORY, NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available to us on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to our existing shareholders.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $(56,245) for the period from April 15, 2013 (inception) to February 28, 2014, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At February 28, 2014, we had $11,170 cash on hand and a deficit accumulated during the development stage of $(82,518).   See “Liquidity and Capital Resources.”

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheet, and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

It is the belief of management that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Should this pledge fail to provide financing, we have not identified any alternative sources. Consequently, there is substantial doubt about our ability to continue as a going concern.

We have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that sufficient funds will be available to us to allow us to cover the expenses related to such activities.
Our need for capital may change dramatically because of any business acquisition or combination transaction.  There can be no assurance that we will identify any such business, product, technology or company suitable for acquisition in the future.  Further, there can be no assurance that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage the business, product, technology or company we acquire.

Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.

NET LOSS FROM OPERATIONS

The Company had a net loss of $(82,518) for the period from April 15, 2013 (inception) through February 28, 2014. The company had net loss of $(56,245) for the nine months ended February 28, 2014.

CASH FLOW

Our primary source of liquidity has been cash from sales of shares and loans from shareholders.

WORKING CAPITAL

As of February 28, 2014 the Company had total current assets of $39,725 and total liabilities of $10,833, which resulted in a working capital of $28,892. As of May 31, 2013, the Company had total current assets of $15,200 and total current liabilities of $9,523 resulting in a working capital of $5,677.

RESULTS OF OPERTIONS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2014.

The Company was organized on April 15, 2013 (the date of inception), therefore, there is no comparable data for three months ended February 28, 2014.

REVENUE

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

The Company had no revenue in the quarter ended at February 28, 2014.

EXPENSE

Our operating expenses consist of selling, general and administrative expenses.

For three month period ending February 28, 2014, there was a total of $3,464 operating expenses, which include professional fees of $1,717 and travel expenses of $216.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

INCOME TAXES

We are subject to U.S. income taxes.  Due to the accumulative net loss, we would not subject income taxes yet.

NET LOSS

As a result of the foregoing, we incurred a net loss of $3,514 for the three month period ended February 28, 2014.

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2014.

The Company was organized on April 15, 2014 (the date of inception), therefore, there is no comparable data for the nine months ended February 28, 2014.

REVENUE

We had $39,600 revenue for the nine months ended February 28, 2014.  Revenues include sales of ethnic beverages in North America.

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

COST OF REVENUE

Our Cost of Goods Sold for the nine months ended February 28, 2014 was $50,286.

EXPENSE

Our expenses consist of selling, general and administrative expenses.

We had $45,500 in expenses in the nine months ended February 28, 2014 for the total operating expenses.  The operating expenses were for professional fees of $39,868 and travel expenses of $373.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

INCOME TAXES

We are subject to U.S. income taxes.  Due to the accumulative net loss, we would not subject income taxes yet.

NET INCOME

As a result of the foregoing, we incurred a net loss of $56,245 for the nine month period ended February 28, 2014.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

For purposes of this Item 4., the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii)  include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures do not yet comply with the requirements in (i) and (ii) above and are not effective.

On February 28, 2014, Fernando Oswaldo Leonzo, our Chief Executive Officer and Robert Gunther, our Chief Financial Officer as of the date of this filing, reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including Fernando Oswaldo Leonzo, our Chief Executive Officer and Robert Gunther our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of February 28, 2014 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of February 28, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report. As required by SEC Rule 13a-15(b), our company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level. The material weaknesses identified relates to the following:
-	Lack of proper segregation of duties

-	Lack of a formal control process that provides for multiple levels of supervision and review

The Company believes that the material weaknesses are due to the Company’s limited resources.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the third fiscal quarter ended February 28, 2014 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100 *	Interactive Data Files for Affinity Mediaworks Corp. 10Q for the Period Ended October 31, 2013
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Pursuant to Rule 406T of Regulation S-T, these interactive date files are deemed not filed or part of the registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.

Date: April 21, 2014	By: /s/ Fernando Oswaldo Leonzo Fernando Oswaldo Leonzo Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

Date: April 21, 2014	By: /s/ Robert Gunther Robert Gunther Chief Financial Officer, and Director (Principal Financial Officer)