Form 10-Q/A
period 2014-02-28
HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
filed 2014-08-12
CIK 1579010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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
Yes (  )    No  (X)

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the period ended in this report, February 28, the registrant had 10,237,500 shares of common stock outstanding.
As of the date of filing, April 21, 2014, the registrant had 10,237,500 shares of common stock outstanding.

Explanatory Note

The sole purpose of this Amendment No. 1 to Hispanica International Delights of America, Inc. Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2014 is to mark correctly the shell company disclosure box on the cover sheet of Form 10-Q for the quarterly period ended February 28, 2014, which we filed on April 21, 2014 to reflect the fact that the Company is not nor has it ever been a shell company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.

Date: August 12, 2014	By: /s/ Fernando Oswaldo Leonzo Fernando Oswaldo Leonzo Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

Date: August 12, 2014	By: /s/ Robert Gunther Robert Gunther Chief Financial Officer, and Director (Principal Financial Officer)