Form 10-K
period 2014-05-31
HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
filed 2014-09-10
CIK 1579010

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________

FORM 10-K
_____________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: May 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 333-190788

Hispanica International Delights of America, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-2552550
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3536 Daniel Crescent
Baldwin, NY	11510
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number: (516) 867-8383

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☒     No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

As of May 31, 2014 (the last day of the registrant’s most recently completed fourth fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on such date of $0.25 per share) held by non-affiliates of the registrant was $xxx.

On August 25, 2014, there were 11,240,200 shares of the registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

FORWARD -LOOKING STATEMENTS

This report contains forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements using words such as “expects,” “anticipates,” “intends,” “believes” and similar language.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

All references in this Annual Report on Form 10-K to “HISP,” “HPDM,” “Hispanica International Delights of America,” the “Company,” “we,” “us” or “our” mean Hispanica International Delights of America, Inc.

PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

Hispanica International Delights of America, Inc. (the “Company” or “HISP”) was incorporated on April 15, 2013 and is a Delaware company with the intention of entering the North American food and beverage distribution market with a focus on traditional Hispanic and ethnic inspired food and beverages.  In October 2013, the Company signed a distribution agreement with Gran Nevada Beverage, Inc. (“Gran Nevada” or “GN”), a related party through common ownership and management. The agreement provides the Company with the right to sell and distribute Gran Nevada's beverages in Texas and California with purchase prices at the then applicable wholesale prices charged to Gran Nevada's distributors. The agreement is for an initial term of five years with automatic renewals of successive five year terms unless terminated. HISP initiated sales and distribution operations in March 2014.

CURRENT OPERATIONS

Sales
On October 2013, HISP signed  a non-exclusive agreement to distribute all products from Gran Nevada  Beverage, Inc. HISP had its first sales in the third quarter, and sold $101,781 in product that cost the Company $128,885 for a gross loss of ($27,104).  HISP intends to consolidate food and beverage brands into a single distribution entity designed for retailers targeting Hispanic consumers and other demographics with a growing appreciation for Latin American cuisine. Brands sought by HISP are primarily engaged in the business of developing, manufacturing, marketing and selling unique, premium, non-alcoholic beverages as well as all natural food products that targeted toward Hispanic and ethnic-neutral consumers.

Production and Distribution

The Company buys pre-packaged goods for distribution through various channels. The Company began distributing the beverage products of Gran Nevada in the third fiscal quarter of 2014. Gran Nevada is the sole manufacturer for its product line, and there are no alternate suppliers in the event that Gran Nevada or its suppliers are unable or unwilling to provide HISP with the products needed to meet demand.

As of October 5, 2013, Gran Nevada had eight (8) SKUs that are manufactured in North America. The Gran Nevada products distributed are all natural, not from concentrate, preservative-free Aguas  Frescas (Mexican Horchata, Horchata de Morro, Tamarindo, Hibiscus, Mango, Guava, Pineapple, and Limeade). These products are geared towards the Hispanic market, but may appeal to almost any palate. An important part of HISP's overall strategy will be the expansion through the acquisition of distributors.

HISP has sales through several distributors and regularly seeks to broaden its distribution channels. The Company has engaged third party sales and marketing brokers in many areas of the country. The Company also intends to sell directly to retailers, including large chain stores.

Intellectual Property

The Company is in the process of securing a trademark for its name and logo. HISP does not have a trademark for Hispanica International Delights of America as of August 2014.

Competition

As a distributor of Hispanic and Ethnic packaged food products, the Company expects to have a portfolio of products that will not only include beverages. The main competitors of the Company include Goya Foods, Marquez Brothers International, Diaz Foods, La Fe Foods International, Grace Foods, as well as other regional Ethnic Food Distributors. HISP will focus on selecting brands of all natural packaged foods. Although some competitors are selling and distributing similar products, they use different packaging options and in particular foods that have high contents of artificial flavors, colors, and sweeteners as well high sodium contents. For instance, our competitors import the majority of the products they distribute which are made with lower price point raw materials and quality. The Company is currently working on adding more products to distribute.   After signing a distribution Agreement with Gran Nevada, HISP is negotiating with Racor, LLC to distribute the Racor line of products, including Tamal De Elote, Maranon, Horchata De Moro, and Cebada from El Salvador in the United States.  No distribution Agreement has been signed as of this filing.  The terms of such agreements will be disclosed once Distribution Agreements are signed. Such products will be in other categories besides the beverage space.   HISP will focus on distributing products that focus on the all natural nature of their ingredients as well as look to partner with brands that can manufacture products closer to its U.S. market base.

The packaged beverage market is highly competitive.  Competitors in our market compete for brand recognition, ingredient sourcing, qualified personnel, distribution and product shelf space.  As a developing company, a majority of our competitors are more established and better capitalized than us.  The packaged beverage market is generally dominated by the largest beverage providers, including The Coca-Cola Company and PepsiCo, Inc.  Many of our competitors enjoy significant brand recognition and consumer confidence and are able to readily secure shelf space and media attention for their products.  Many of our competitors also have existing relationships with the same distribution channels and retailers through which we sell our products.  We intend to compete in the market by offering consumers affordable products that taste better and possess a longer shelf life than most products in the market.

Government Regulation

Packaged beverage and juice products are governed by the U.S. Food and Drug Administration.  As such, it is necessary for the Company to ensure its products distributed establish, maintain and make available for inspection, records and labels with nutrition information that meet legal food labeling requirements.  The Company’s products are manufactured by contracted production facilities that are subject to many regulations, including Food Facility Registration, recordkeeping, Good Manufacturing Practice Requirements, reporting, preventive controls and inspections.

Employees

As of May 31, 2014, the Company had no full-time employees. Personnel are independent contractors or insider owners who do not receive cash compensation. The Company mitigates the need for a production staff by purchasing finished inventory. The Company has contracted with food brokers to represent GRAN NEVADA® to retail stores nationally. In certain regions of the United States, we utilize the services of direct sales and distribution companies, which sell our products through their distribution channels. This can mitigate the need for a large sales and merchandising force. The Company also outsources its logistics to third-parties, which can reduce the need for employees in these roles.

CORPORATE HISTORY AND DEVELOPMENT

The Company was incorporated in the State of Delaware on April 15, 2013 under the name Hispanica International Delights of America, Inc. (“HISP”) for the purpose of Hispanic and ethnic packaged foods distribution. Hispanica International Delights of America, Inc. is a development stage business that has commenced initial operations pursuant to a non-exclusive distribution agreement with Gran Nevada Beverage, Inc. (“GN”). Mr. Fernando Oswaldo Leonzo is currently President of Gran Nevada Beverage, Inc. as well as current Chairman & CEO of Hispanica International Delights of America, Inc.(HISP). He currently only owns an equity stake in HISP but none in GN. He serves on the management team of both companies. For further details please refer to the Bio Section (Item 10).

In October 2013, the Company signed a distribution agreement with Gran Nevada Beverage, Inc., a privately held Deleware corporation (GN). Pursuant to the non-exclusive distribution agreement, the Company has the right to distribute Gran Nevada 16oz glass beverage products (such as Mango, Guava, Tamarind, Hibiscus, Pineapple, and Limeade Juices and Nectars) in North America with a focus on California and Texas. Gran Nevada will continue to service its current distribution network of Ethnic Grocer Distributors. Though HISP has not yet commenced full operations, it has begun to seek out warehouse and leasing locations in California and Texas for the purpose of doing DSD (Direct Store Distribution) in those regions. HISP will be given the territory of North America (excluding Central America) for the GN beverage line. The Distribution Agreement allows HISP the right to purchase all GN products at distribution pricing and it is for a term of Sixty Months with an automatic renewal unless terminated. GN will retain the right to distribute its products to other parties in Central America as well as develop and sell other food items under the GN brand. Gran Nevada brand products have focused product sales on the Hispanic market, which represents the largest growing segment of the U.S. population. We have earned limited revenues to-date, and Gran Nevada's revenues are not indicative of our current or future revenue.

Currently, the Company has three directors who have assumed responsibility for all planning, development and operational duties and will continue to do so throughout the beginning stages of operations.

On August 1, 2013, in a special meeting, the Company's Board of Directors approved a 1:2 reverse stock split of the Company's common stock (Note 6). Prior to this split:

At May 31, 2013, 9,200,000 shares of common stock were issued and outstanding, as restated to reflect the reverse split. The Company has authorized 100,000,000 shares of common stock with a par value of $0.001 per share.

In June 2013, the Company issued 262,500 post-split shares of its common stock for $26,250, or $0.10 per share.

In July 2013, the Company issued 150,000 post-split shares of its common stock for $15,000, or $0.10 per share.

In August 2013, the Company issued 625,000 post-split shares of its common stock for services provided to the Company at $0.032 per share, or $20,000.

On  April 14th, 2014, the Effective Date of the S-1, the Company opened a 180-day, self-underwritten offering to sell 2,000,000 shares at $0.25 each, and as of May 31, 2014 the Company had sold 65,200 shares for $16,300. The Company subsequently sold an additional 38,000 shares after June 1, 2014, for a total of 103,200 shares. The Offering was closed on June 30th 2014, prior to the end of 180-days. There is no minimum offering and there is no minimum number of shares required to be sold.

The officers and directors intend to utilize their personal network of contacts to solicit purchases of the common stock. They do not intend to utilize any materials other than the registration statement and prospectus contained therein in connection with any offers or sales of securities. The officers and directors will not register as a broker/dealer under Section 15 of the Securities Exchange Act of 1934 (the “Act”) in reliance upon Rule 3a4-1. Rule -31a4 sets forth those conditions under which a person associated with an issuer may participate in the offering of the issuer’s securities and not be deemed to be a broker-dealer. These conditions are as follows:

The person is not subject to a statutory disqualification, as that term is defined in Section 3(a)(39) of the Act, at the time of his participation;

The person is not compensated in connection with his participation by the payment of commissions or other remuneration based either directly or indirectly on transactions in securities;

The person is not, at the time of his participation, an associated person of a broker-dealer; and

The person meets the conditions of paragraph (a)(4)(ii) of Rule 3a4-1 of the Act in that he (a) primarily performs, or is intended to primarily perform at the end of the offering, substantial duties for or on behalf of the Issuer other than in connection with transactions in securities; and (b) is not a broker-dealer, or an associated person of a broker-dealer, within the preceding twelve (12) months; and (c) does not participate in selling an offering of securities for any Issuer more than once every twelve (12) months other than in reliance on paragraphs (a)(4)(i) (iii) of the Act, except that for securities issued pursuant to Rule 415 under the Securities Act of 1933, the 12 months shall begin with the last sale of any security included within one Rule 415 registration.. Our officers and directors have not, during the last twelve months, and will not, during the next twelve months, offer or sell securities for any issuer more than once every 12 months other than in reliance on paragraphs (a)(4)(i) or (a)(4)(iii) of the Act.

On February 12, 2014, the Company received a $10,000 loan from Isabella Giordano. Interest and principal are due by the maturity date on February 28, 2015. The 5% simple interest rate increases to 12% on unpaid principal after the maturity date. Accrued and unpaid interest totaled $146 at May 31, 2014.

The price of the April 15, 2014 offering was fixed at $0.25 per share. This price is significantly higher than the price paid by other investors for common equity since the Company’s inception on April 15, 2013. Hampton Bridge Advisors received 250,000 shares of common stock, with a par value of $0.001, from the Company on April 25, 2013, for $0.002 per share. Hampton Bridge Advisors also received 125,000 shares of common stock, with a par value of $0.001, from the Company on August 15, 2013, for $0.032 per share.

Trident Merchant Group also received 200,000 shares of common stock, with a par value of $0.001, from the Company on May 15, 2013, for $0.02375 per share. Trident Merchant Group received an additional 350,000 shares of common stock, with a par value of $0.001, from the Company on August 15, 2013, for $0.032 per share.

Sepod received 250,000 shares of common stock, with a par value of $0.001, from the Company on April 25, 2013, for $0.002 per share.

Other investors received 9,062,500 shares of common stock, with a par value of $0.001, from the Company on April 25, 2013, for $0.002 per share.

As of August 15, 2013, the net tangible book value of our shares of common stock was $46,906 or approximately $0.00458 per share based upon 10,237,500 shares outstanding.

Management did not invest in the offering.

Previously Fernando Oswaldo Leonzo purchased 3,500,000 shares for $7000 for an effective cost of $0.002 per share. Jerry Gruenbaum purchased 200,000 shares for $400 or $0.002 per share. Robert Gunther purchased 600,000 shares for $1,200 or $0.002 per share. They each received 300,000 shares in April 2014 for serivices rendered.

ITEM 1A.   RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and our business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks.

RISKS RELATING TO OUR BUSINESS

We are a development stage company with no operating history and have maintained losses since inception, which we expect to continue into the future.

We are a newly organized development stage company incorporated on April 15, 2013 and have very limited operations. We have had limited revenues to date. The Company only generated revenue in the third quarter, which was the first time it had revenue. Gross revenue for the fourth quarter and the fiscal year was $101,781. The net loss for fiscal year 2014 was $175,476. This compares to a net loss for fiscal year 2013 of $26,273. Since the Company was founded in April 2013, and it has a May 31 fiscal year-end, the Company's full year 2013 results only consist of the last 45 days of the year or the second half of     the fourth quarter. Our business is in the business of distribution of Hispanic and ethnic packaged foods and beverages. We have no operating history at all upon which an evaluation of our future success or failure can be made. Our net loss from inception to May 31, 2014 is $201,749.  If we cannot attract a significant number of customers, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

We will require financing to implement our full Plan of Operation and our inability to obtain such financing could prohibit us from executing our business plan and cause us to cease operations.

We will need to raise funds through public or private debt or sale of equity to implement our Plan of Operation. If our Offering is unsuccessful, we may need to resort to alternative means of financing cover expenses as they arise in the future. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.

Since our officers currently work without compensation our current cash of $21,136 should be sufficient to cover our operating expenses through December 2014. We will need to generate revenues and/ obtain additional funds in order to maintain and expand our operations or deal with any unexpected expenses as they arise. We require funding to acquire inventory to generate revenues. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plan of operations. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

Our independent auditors’ report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent auditors, David A.Aronson, CPA, P.A. state in their audit report, August 28, 2014 and included herein, that we are a development stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations. As a result, there is a substantial doubt that we will be able to continue as a going concern.

Table of Content

This qualification clearly highlights that we will, in all likelihood, continue to incur expenses without significant revenues into the foreseeable future until our services gains significant popularity. Our only source of funds to date has been the sale of our common stock. Because we cannot currently assure anyone that we will be able to generate enough interest in our services, or that we will be able to generate any significant revenues or income, the identification of new sources of equity financing becomes significantly more difficult. If we are successful in closing on any new financing, existing investors will experience substantial dilution. The ability to obtain debt financing is also severely impacted, and likely not even feasible, given that we do not have revenues or profits to pay interest or repay principal.

As a result, if we are unable to obtain additional financing at this stage in our operations, our business will fail and you may lose some or all of your investment in our common stock.

If our estimates related to expenditures are erroneous our business will fail and you will lose your entire investment.

Our success is dependent in part upon the accuracy of our management’s estimates of expenditures. If such estimates are erroneous or inaccurate we may not be able to carry out our business plan, which could, in a worst-case scenario, result in the failure of our business and you losing your entire investment.

We may not be able to compete effectively against our competitors.

We expect to face strong competition from well-established companies and small independent companies like our own that actively manage and grow their own distribution network. These competitors may maintain significantly larger resources, personnel and distribution channels as well as retail customer base that better satisfy our prospective clients’ needs. Additionally, this industry has minimum barriers to entry and as a result there are no assurances that the Company will not face increased competition in the future.

We expect to be less able than our larger competitors to cope with generally increasing costs and expenses of doing business. Additionally, it is expected that there may be significant technological advances in the future and we may not have adequate creative management and resources to enable us to take advantage of those advances.

We depend to a significant extent on certain key personnel, the loss of any of whom may materially and adversely affect our company.

Currently, we have no employees, but we depend  primarily on Fernando Oswaldo Leonzo and Robert Gunther for our operations. The loss of either Mr. Leonzo or Mr. Gunther would have a substantial negative effect on our company and may cause our business to fail. Neither Mr. Leonzo nor Mr. Gunther have been compensated for their services since our incorporation, and it is highly unlikely that they will receive any compensation unless and until we generate substantial revenues. There is intense competition for skilled personnel and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of Mr. Leonzo’ or Mr. Gunther's services could prevent us from completing the development of our plan of operation and our business. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel.

We do not have any employment agreements or maintain key person life insurance policies on Fernando Oswaldo Leonzo and do not anticipate entering into employment agreements with him or acquiring key person insurance in the foreseeable future.

If our computer system is ineffective, our business would be damaged

The Company’s business relies on the successful operation of the computer systems maintained at its offices. The Company’s database and other information are backed up, and the computer system has protection against threats. However, there is no assurance that a physical or electronic threat will not disable the company’s computer system. Such a development would represent a substantial risk to our continued operation.

Table of Content

The lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Our President, Fernando Oswaldo Leonzo, and our Treasurer, Robert Gunther, lack public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Neither Mr. Leonzo nor Mr. Gunther have ever been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934 which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our Company.

We intend to become subject to the periodic reporting requirements of the securities exchange act of 1934, as amended, which will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs will negatively affect our ability to earn a profit.

As of the April 15, 2014 effective date of the registration statement, we have become required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations thereunder. In order to comply with such requirements, our independent registered auditors will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. Although we believe that the approximately $10,000 we have estimated for these costs should be sufficient for the 12 month period following the completion of our offering, the costs charged by these professionals for such services may vary significantly. Factors such as the number and type of transactions that we engage in and the complexity of our reports cannot accurately be determined at this time and may have a major negative effect on the cost and amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

For as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation  in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that you become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

After, and if ever, we are no longer an “emerging growth company,” we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not “emerging growth companies,” including Section 404 of the Sarbanes-Oxley Act.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Table of Content

We are an emerging growth company and are electing to extend our transition period for meeting new or revised accounting standards. The term ‘emerging growth company’ means an issuer that had total annual gross revenues of less than $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) during its most recently completed fiscal year. An issuer that is an emerging growth company as of the first day of that fiscal year shall continue to be deemed an emerging growth company until the earliest of –

(A)
The last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(B)
The last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

(C)	The date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(D)	The date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

As a result of being an emerging growth company, we will be disclosing financial information that will be less complete than those of companies meeting the higher accounting standards. As such, investors will not have access to the same level of financial disclosure as they would in companies meeting the higher accounting standards. Accordingly, this lower level of financial disclosure may adversely affect an investor’s availability to gain an accurate view of the Company’s financial situation in order to make a fully informed investment decision. The company will base its emerging growth status at the end of the fiscal year that is five years after the first sale of shares pursuant to their registration statement.  Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

We will seek additional financing to initiate distribution of Hispanic and Ethnic food and beverage products. If we are unable to obtain funding when needed, our business may not grow

We need additional capital to purchase finished goods it will distribute and to expand into new, industry related opportunities. The Company will seek to obtain additional funds in the future.  The existing operations are minimal yet still require financing. Expenditures include salaries, rents, warehousing expenses, fuel costs, phone, and other general operating expenses associated with the intended selling and distribution of products. We define finished goods as products produced and manufactured by third parties that are ready for resell to other distributors and/or retailers directly.  We will be required to fund growth through the sale of equity shares and will not be able to generate revenue if we are unsuccessful in selling such shares. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue to grow our existing business and operations.

Table of Content

If we are unable to establish and maintain relationships with our targeted customer base, we would not be able to continue with operations

We intend to establish strong relationships with our retailer customer base by offering high quality products through a marketing plan designed to create brand loyalty. There is intense competition for these relationships and we may not be able to attract and retain these relationships in light of competitors with larger budgets and pre-existing relationships. If we cannot successfully secure these relationships, our business would be adversely affected and any investment made into the Company could be lost in its entirety.

Our success is dependent on our officers and directors to properly manage the Company and their loss or unavailability could cause the business to fail

We are heavily dependent on the personal efforts, experience and abilities of our Officers and Directors. They have been and continue to expect to be able to commit full time to the continuing development of the Company’s business plan. The loss or unavailability of their services would have a materially adverse effect on our business prospects and potential earning capacity. We do not currently carry any insurance to compensate for any such loss.

As a result of becoming a reporting company, our expenses will increase significantly

As a result of becoming a reporting company whose shares are registered pursuant to the Securities Act of 1933, as amended, our ongoing expenses are expected to increase significantly, including expenses in compensation to our officer, ongoing public company expenses, including increased legal, accounting expenses as a result of our status as a reporting company, and expenses incurred in complying with the internal control requirements of the Sarbanes-Oxley Act. These increased expenses may negatively impact our ability to become profitable.

Changing and unpredictable market conditions may impact the demand for our products

The Company is entering a market that already has other companies distributing products in the respective category. Hispanic food and beverages appeal to Hispanics, as well as non-Hispanics, however tastes are subject to change among any ethnicity and such changes may or may not be short-term. Changes to the general economy or changes within the product category may adversely affect the performance of your investment.

RISKS RELATED TO OUR COMMON STOCK

We are controlled by current officers, directors and principal stockholders

Our officers and directors and principal founding stockholders beneficially own approximately 46.4% of the outstanding shares of our common stock, as of May 31, 2014. There are 5.2 million common shares beneficially owned by officers and directors.  If the full amount of common shares offered through this registration statement is subscribed for, our officers and directors and founding shareholders would control over 46% of the issued and outstanding common stock. In addition, our controlling shareholders have 1 million shares of Series A preferred shares which provide 50 votes per share on all corporate actions. So long as our officers and directors and principal founding stockholders control a majority of our fully diluted equity, they will continue to have the ability to elect our directors and determine the outcome of votes by our stockholders on corporate matters, including mergers, sales of all or substantially all of our assets, charter amendments and other matters requiring stockholder approval. This controlling interest may have a negative impact on the market price of our common stock by discouraging third-party investors.

If you purchased shares in the offering, you experienced immediate and substantial dilution

The $0.25 per share offering price of the common stock that was sold under the April 15, 2014 prospectus was arbitrarily set. The price does not bear any relationship to our assets, book value, earnings or net worth and it is not an indication of actual value. Accordingly, if you purchased shares in this offering, you experienced immediate and substantial dilution. The net tangible book value per share pre-offering was $0.00458, and this increased to $0.00468 from 65,200 shares being sold in the offering during fiscal year 2014. Investors experienced immediate dilution of $0.2453 from the $0.25 share price. Investors may also suffer additional dilution in the future from the sale of additional shares of common stock or other securities.

Table of Content

Our shareholders may not be able to resell their stock due to a lack of public trading market.

The shares outstanding are not actively traded. Purchasers of the shares must therefore be prepared to hold their investment and bear the economic risk of the entire loss of their investment if we fail to make a profit. Prior to the offering there has not been a public market for our common stock, and there can be no assurance that an active public market for the common stock will develop or be sustained after the offering. As such, you may find it difficult to liquidate your investment. The offering price of the shares has been determined arbitrarily based on several factors and may not be indicative of future market prices. If our stock is traded in a public market at some future date, it could be subject to wide fluctuations in response to quarterly variations in operating results, announcement of new claims of our competitors, and other events or factors. In addition, in recent years the stock market has experienced extreme price and volume fluctuations that have had a substantial effect on the market prices for many emerging growth companies, which may be unrelated to the operating performance of the specific companies.

The Company intends to seek out a market maker to apply to have its common stock quoted on the OTC Bulletin Board under the ticker symbol HISP.  However, there can be no assurance that our shares of common stock will be quoted by a market maker on the OTC Bulletin Board (OTCBB). Until there is an established trading market, holders of our common stock may find it difficult to sell their stock or to obtain accurate quotations for the price of the common stock. If a market for our common stock does develop, our stock price may be volatile.

Even if a market develops for our shares, our shares may be thinly traded with wide share price fluctuations, low share process and minimal liquidity.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

•  Potential investors’ anticipated feeling regarding our results of operations;

•  Increased competition;

•  Our ability or inability to generate future revenues; and

•  Market acceptance of the Company's distributed products.

In addition, if our shares are quoted on the OTCBB, our share price may be affected by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political, and market conditions, such as recessions, interest rates, or international currency fluctuations. In addition, even if our stock is approved for quotation by a market maker through the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on broker-dealers who make a market in “penny stocks.” A penny stock generally includes any non-Nasdaq equity security that has a market price of less than $5.00 per share. Our shares currently are not traded on Nasdaq nor on any other exchange nor are they quoted on the OTC Bulletin Board.  Following the date that the registration statement, in which this prospectus is included, becomes effective we hope to find a broker-dealer to act as a market maker for our stock and file on our behalf with FINRA an application on Form 211 for approval for our shares to be quoted on the OTC Bulletin Board. As of the date of this prospectus, we have not attempted to find a market maker to file such application for us. If we are successful in finding such a market maker and successful in applying for quotation on the OTC Bulletin Board, it is very likely that our stock will be considered a “penny stock.” In that case, purchases and sales of our shares will be generally facilitated by FINRA broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Table of Content

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $5,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks. Broker-dealers are discouraged from effecting transactions with penny stocks like Hispanica International Delights of America (OTC BB: HISP).

Investors that need to rely on dividend income or liquidity should not purchase shares of our common stock.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors that need to rely on dividend income should not invest in our common stock, as any income would only come from any rise in the market price of our common stock, which is uncertain and unpredictable. Investors that require liquidity should also not invest in our common stock. There is no established trading market and should one develop, it will likely be volatile and subject to minimal trading volumes.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of August 25, 2014, there were 11,240,700 issued and outstanding shares of common stock, and 11,202,700 as of the end of the fiscal year May 31, 2014. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our shareholders. Consequently, the shareholders may experience more dilution in their ownership of our Company in the future, which could have an adverse effect on the trading market for our common shares.

We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our articles of incorporation authorize us to issue up to 10,000,000 shares of preferred stock. Accordingly, our board of directors has the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further shareholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

Table of Content

Anti-takeover effects of certain provisions of Delaware state law hinder a potential takeover of Hispanica International Delights of America, Inc.

We may be subject to Section 203 of the Delaware General Corporation Law (“DGCL”), an anti-takeover statute. In general, Section 203 of the DGCL prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested shareholder” for a period of three years following the time the person became an interested shareholder, unless the business combination or the acquisition of shares that resulted in a shareholder becoming an interested shareholder is approved in a prescribed manner. Generally, a “business combination” includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested shareholder. Generally, an “interested shareholder” is a person who, together with affiliates and associates, owns (or within three years prior to the determination of interested shareholder status did own) 15% or more of a corporation’s voting stock. The existence of this provision would be expected to have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging attempts that might result in a premium over the market price for the shares of common stock held by our shareholders.

For purposes of Delaware law, an “interested shareholder” is any person who that (i) is the owner of 15% or more of the outstanding voting stock of the corporation, or (ii) is an affiliate or associate of the corporation and was the owner of 15% or more of the outstanding voting stock of the corporation at any time within the 3-year period immediately prior to the date on which it is sought to be determined whether such person is an interested shareholder, and the affiliates and associates of such person; provided, however, that the term “interested shareholder” shall not include (x) any person who (A) owned shares in excess of the 15% limitation set forth herein as of, or acquired such shares pursuant to a tender offer commenced prior to, December 23, 1987, or pursuant to an exchange offer announced prior to the aforesaid date and commenced within 90 days thereafter and either (I) continued to own shares in excess of such 15% limitation or would have but for action by the corporation or (II) is an affiliate or associate of the corporation and so continued (or so would have continued but for action by the corporation) to be the owner of 15% or more of the outstanding voting stock of the corporation at any time within the 3-year period immediately prior to the date on which it is sought to be determined whether such a person is an interested shareholder or (B) acquired said shares from a person described in item (A) of this paragraph by gift, inheritance or in a transaction in which no consideration was exchanged; or (y) any person whose ownership of shares in excess of the 15% limitation set forth herein is the result of action taken solely by the corporation; provided that such person shall be an interested shareholder if thereafter such person acquires additional shares of voting stock of the corporation, except as a result of further corporate action not caused, directly or indirectly, by such person. For the purpose of determining whether a person is an interested shareholder, the voting stock of the corporation deemed to be outstanding shall include stock deemed to be owned by the person through (i) Beneficially owns such stock, directly or indirectly; or (ii) Has (A) the right to acquire such stock (whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement or understanding, or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise; provided, however, that a person shall not be deemed the owner of stock tendered pursuant to a tender or exchange offer made by such person or any of such person’s affiliates or associates until such tendered stock is accepted for purchase or exchange; or (B) the right to vote such stock pursuant to any agreement, arrangement or understanding; provided, however, that a person shall not be deemed the owner of any stock because of such person’s right to vote such stock if the agreement, arrangement or understanding to vote such stock arises solely from a revocable proxy or consent given in response to a proxy or consent solicitation made to 10 or more persons; or (iii) Has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting, or disposing of such stock with any other person that beneficially owns, or whose affiliates or associates beneficially own, directly or indirectly, such stock.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company maintains office space in Baldwin, NY.  The Company at this time pays no rent for the space.

ITEM 3.  LEGAL PROCEEDINGS

No legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is expected to be quoted on the OTC Bulletin Board under the symbol “HISP.”

Holders

As of August 25, 2014, there were 11,240,700 shares of Common Stock issued and outstanding held by 47 shareholders of record.

Dividends

The Company has never declared any cash dividends with respect to its Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting or that are likely to limit, the Company’s ability to pay dividends on its Common Stock, the Company presently intends to retain future earnings, if any, for use in the business and has no present intention to pay cash dividends on its Common Stock.

Recent Sales of Unregistered Securities

From inception, the Company issued the following unregistered securities in private transactions without registering the securities under the Securities Act:   The Company has authorized 100,000,000 shares of common stock with a par value of $0.001 per share. As of May 31, 2014, 11,202,700 shares of common stock were issued and outstanding. The Company has authorized 10,000,000 shares of Series A preferred stock with a par value of $0.001 per share. As of May 31, 2014, 1,000,000 shares of preferred stock were issued and outstanding. These shares can vote on all matters on a 50 votes per one share basis.  In April 2013, we sold a total of 5,900,000 shares of our common stock to twelve investors at $0.002 per share for total proceeds of $11,800.00  We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to make the offering inasmuch as the investors were accredited and there was no form of general solicitation or general advertising relating to the offer.  Of the 5,900,000 shares sold above, 4,300,000 shares were sold to the three founders on April 15, 2013: 3,500,000 to Fernando Oswaldo Leonzo, 600,000 to Robert Gunther and 200,000 to Jerry Gruenbaum for a total consideration of $8,600.00.

In April 2013, we issued 1,000,000 shares of our Series A preferred stock at par value, or $0.001 per share to our three founders for services provided to the Company. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to make the offering inasmuch as the investors were accredited and there was no form of general solicitation or general advertising relating to the offer.

In May 2013, we sold a total of 3,000,000 post-split shares of our common stock to one investor at $0.00572 per share for total proceeds of $17,160.  We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to make the offering inasmuch as the investors were accredited and there was no form of general solicitation or general advertising relating to the offer.

In May 2013, we issued 200,000 post-split shares of common stock to one investor at $0.02376 per share for services provided to the Company.  We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to make the offering inasmuch as the investors were accredited and there was no form of general solicitation or general advertising relating to the offer.

In May 2013, we sold a total of 100,000 post-split shares of our common stock to one investor at $.10 per share for total proceeds of $10,000. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to make the offering inasmuch as the investors were accredited and there was no form of general solicitation or general advertising relating to the offer.

In June 2013, we sold a total of 250,000 post-split shares of our common stock to three investors at $0.10 for a total of $25,000. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to make the offering inasmuch as the investors were accredited and there was no form of general solicitation or general advertising relating to the offer.

In June 2013, we sold a total of 12,500 post-split shares of common stock to one investor at $0.10 per share for services provided to the company. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to make the offering in as much as the investors were accredited and there was no form of general solicitation or general advertising relating to the offer.

In July 2013, we sold a total of 150,000 post-split shares of our common stock to one investor at $0.10 per share for total proceeds of $15,000. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to make the offering inasmuch as the investors were accredited and there was no form of general solicitation or general advertising relating to the offer.

On August 1, 2013 we had a pre-split 19,225,000 shares outstanding, which became post-split 9,612,500 shares outstanding.

On August 15, 2013, we sold a total of 625,000 shares of our common stock to four investors at $0.032 per share for services provided to the company. This increased the total shares outstanding to 10,237,500. We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to make the offering inasmuch as the investors were accredited and there was no form of general solicitation or general advertising relating to the offer.

In April 2014, we issued 900,000 shares of our common stock to officers and directors at $0.10 per share in lieu of $90,000 in cash compensation. Fernando Oswaldo Leonzo,  Robert Gunther and Jerry Gruenbaum each received 300,000 of these restricted shares.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

·	Critical Accounting Policies — Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

·
Results of Operations — Analysis of our financial results comparing the year ended May 31, 2014 to 2013. Liquidity and Capital Resources — Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

This report includes a number of forward looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.  You should not place undue certainty on these forward looking statements, which apply only as of the date of this annual report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Critical Accounting Policies

We have prepared our financial statements in conformity with accounting principles generally accepted in the United States, which requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. We base these significant judgments and estimates on historical experience and other applicable assumptions we believe to be reasonable based upon information presently available. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Actual results could materially differ from our estimates under different assumptions, judgments or conditions.

All of our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to our financial statements, included elsewhere in this Annual Report. We have identified the following as our critical accounting policies and estimates, which are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions, judgments or conditions.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Use of Estimates — The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Stock-based Compensation — ASC Topic 718, “ Accounting for Stock-Based Compensation ” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights.

ASC Topic 718 requires employee compensation expense to be recorded using the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of ASC Topic 718. For non-employee options and warrants, the company uses the fair value method as prescribed in ASC Topic 718.

Determining the appropriate fair value of the stock-based compensation requires the input of subjective assumptions, including the expected life of the stock-based payment and stock price volatility. The Company uses the Black-Scholes option-pricing option model to value its stock option awards which incorporate the Company’s stock price, volatility, U.S. risk-free rate, dividend rate, and estimated life.

Fair Value of Financial Instruments— Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities. We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company's present or future financial statements.

Results of Operations

Years Ended May 31, 2014 and 2013

Revenues
The Company commenced distribution of Gran Nevada in March 2014 in Deleware, Maryland, Virginia, Pennsylvania, New York, Texas and California.  The eight products distributed from Gran Nevada (http://www.grannevadabeverage.com) are believed to be the only all natural, not from concentrate, preservative-free brand of aguas frescas (Mexican Horchata, Horchata de Morro, Tamarindo, Hibiscus, Mango, Guava, Pineapple, and Limeade) available in the United States today. Revenues from its eight products for the year ended May 31, 2014 were $101,781. The Company had no revenues for the year ended May 31, 2013.

Cost of Revenues
Cost of Revenues includes production costs and raw material costs.  For the year ended May 31, 2014, cost of revenues was $128,885, or 127% of sales.

Operating Expenses
For the year ended May 31, 2014, operating expenses were $148,217, an increase of $121,967 or 465% over operating expenses for the year ended May 31, 2013 of $26,250.  This increase was primarily the result of 2013 being a stub year only consisting of 45 days of operations. If 2013 operating expenses were annualized, it would be about $212,917, which is higher than 2014 due to the startup costs in 2013. Nevertheless, HISP continues to incur costs associated with launching commercial operations in the year ended May 31, 2014. The expenses consisted primarily of  increases in (a) advisory service fees and consulting fees, which were $137,324 for the year ended May 31, 2014 as compared to $25,250 during the year ended May 31, 2013,  (b) marketing, promotional, licensing and related fees, which were $400 for the year ended May 31, 2014 as compared to zero during the year ended May 31, 2013,  (c) travel, which was $1,529 during the year ended May 31, 2014 as compared to zero during the year ended May 31, 2013, and miscellaneous, which was $8,964 during the year ended May 31, 2014 as compared to $1,000 during the year ended May 31, 2013.

Liquidity and Capital Resources

Liquidity

During the year ended May 31, 2014, the Company received cash proceeds of $70,060 as a result of the Company’s sale of common stock in the first quarter and the last month of the fiscal year ending May 31, 2014.  The aggregate amount realized from stockholder contributions was $6000. The Company utilized the majority of these funds for operations and preparation for its first distribution runs, as well as to promote and market the business.  Additionally, the Company used some of the funds for administrative costs, including legal fees, audit fees and compensation costs.

Subsequent to the year ended May 31, 2014, the Company received additional cash proceeds of $9,500 from the sale of Common Stock. See Note 10 to the Financial Statements for additional information about this transaction.

Working Capital Needs

As a result of the financing in May 2014, the Company believes it has sufficient cash to fund the operations of the Company through August.  Our business prospects are difficult to predict, however, due to our limited operating history.   Our auditors have included an explanatory paragraph in their report on our consolidated financial statements relating to the uncertainty of our business as a going concern, due to our limited operating history and our lack of historical profitability.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS

The audited financial statements are included beginning immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Under the supervision and with the participation of the Company’s senior management, consisting of  the Company’s principal executive and financial officer and the Company’s principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the Company’s principal executive and financial officer and the Company’s principal accounting officer concluded, as of the Evaluation Date, that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Hispanica International Delights of America, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework . Based on this evaluation, our officers concluded that, during the period covered by this annual report, our internal controls over financial reporting were operating effectively.

As previously reported, the Company does not have an audit committee and is not currently obligated to have one. Although it remains management’s view that such a committee is an important internal control over financial reporting, management does not believe that the lack of an audit committee could result in a material misstatement in the Company’s financial statements in the near future. Accordingly, management has concluded that this deficiency alone does not constitute a material weakness in the Company’s internal control over financial reporting, and has considered the foregoing in its determination that the Company’s internal controls over financial reporting and its disclosure controls and procedures were effective as of the Evaluation Date.

Attestation Report

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as such report is not required for non-accelerated filers.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the year ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

  Executive Officers and Directors

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Title	Date First Appointed
Fernando Oswaldo Leonzo	42	Chief Executive Officer, Chairman and Director	April 15, 2013 (inception)

Robert Gunther	63	Chief Operations Officer, Treasurer, Director	April 15, 2013 (inception)

Jerry Gruenbaum	58	Chief Legal Officer, Secretary, Director	April 15, 2013 (inception)

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Biographical information of each current officer and director is set forth below.

The Chairman and Chief Executive Officer, Mr. Fernando “Oswaldo” Leonzo, is a founder of, and is technically employed by, HISP since its inception in April of 2013. Mr. “Oswaldo” Leonzo   has over 12 years in the Food and Beverage industry both from the distribution side as well as the brand side. He has also been working with contract manufacturers and suppliers as well as logistics companies for transshipments both in the U.S. and overseas for both Export and Imports- primarily in Latin America. For the past five years Fernando Oswaldo Leonzo has worked for the following companies; Deep River Snacks (NYC Regional Sales Manager from February to December, 2011), Reeds, Inc. (New York Metropolitan Area Sales Manager from January to December, 2010), Cheeseworks, Inc. (Sales Director from December 2008 to December 2009), Presto Food & Beverage, Inc. (President & CEO from

July 2001 to December 2008). Mr. Leonzo is in addition the President of Gran Nevada Beverage, Inc. since November 2011.  Her served on the board of directors and founded    Presto Food & Beverage, Inc. in 2001. Presto’s Hispanic beverage brand, SolMaya, grew from zero to over $2 million in sales. This is primarily why he was selected as a director of HISP. Previously, he worked for almost a decade in the financial industry, initially as a sales executive with regional financial firms and later for a major clearinghouse on Wall Street. Prior to his financial service industry experience, he successfully operated a business that distributed recorded music to retailers in the U.S., Mexico and Colombia. He received his undergraduate degree (B.A.) in International Studies from New York University (NYU). He currently serves on the board of directors of HISP.

The Chief Operations Officer, Treasurer and Director, Robert Gunther is a founder of HISP since its inception in April of 2013. He has 25 years’ experience in manufacturing. For the past four years, he has managed his own sales business under his own name specializing in products for apparel and construction. From December 1988 to December 2008 he was a Sr. Account Executive with Georgia Narrow Fabrics / Premier Narrow Fabrics in New York City. As the one of the firm's producing Account Executives, he generated sales to major accounts including Jockey, Fruit of the Loom, Warner, and VF. The product line included a broad range of knit and woven elastic products. In the mid-80s, he helped develop new apparel customers and manufacturing facilities for Hewlett Manufacturing. From July 1971 to April 1986, he was vice president at Gunther & Sharfman, a family-owned apparel manufacturing business. He participated in design, merchandising, sales, purchasing and manufacturing. His background includes 25 years of experience managing in purchasing and negotiation contracts for materials. Gunther has a BS from Long Island University.  Mr. Gunther’s extensive business experience combined with his personal interest in the business is expected to provide the Board with insight and guidance in matters of corporate finance, business development and industry strategy.

The Chief Legal Counsel, Secretary and Director, Jerry Gruenbaum is a founder of HISP since its inception in April 2013.  He has been a practicing attorney since 1979, specializing in securities, corporate mergers and acquisitions, and international law. He provides legal services to clients throughout the world in corporate financing, hedge funds, public offerings, private placements, and disclosure and regulatory reporting in a wide range of industries including manufacturing, investment banking, broker-dealer, alternative energy, wholesale/retail sales, import-export, e-commerce, advertising, international real estate development, distribution services, and natural resources development. He serves as an Officer and board member for various publicly traded companies.  From 2002 to 2004, he was the former CEO and a Chairman of Beacon Light Holding Corp., a multinational manufacturing publicly traded company with operations in the United States, Hong Kong and the Netherlands. From 2005 through 2012, he was the CEO and a Chairman of Royal Invest International Corp., a 100 million-euros commercial real estate company publically trading on the Over the Counter and located in the Netherlands. From 1980 through 1983, he worked as a CPA at KPMG and Arthur Anderson. From 2004 to 2011, Mr. Gruenbaum was the CEO and FINOP of First Union Securities - a FINRA member and SEC-licensed securities brokerage firm. From September 1988 through June 1989, he served as the Compliance Director for CIGNA Securities – a FINRA member and SEC-licensed securities firm and a subsidiary of SIGNA Insurance - where he was responsible for over a thousand brokers in over 100 branch offices throughout the United States. Mr. Gruenbaum is no longer affiliated with any securities brokerage firm. He is also a former faculty member of various Colleges and Universities in the United States, where he taught accounting, taxation, business law, and investment curricula. He graduated with a B.S. degree from Brooklyn College - C.U.N.Y; an M.S. degree in Accounting from Northeastern University Graduate School of Professional Accounting; a J.D. degree from Western New England University School of Law; and an LL.M. in Tax Law from the University of Miami School of Law. He is an active Master Mason in various Masonic organizations, district committee member of the Boy Scouts of America, lifetime National Eagle Scouts Association member, and a Rotarian. Mr. Gruenbaum’s extensive legal experience in securities and corporate law combined with his experience in serving on public companies boards is expected to provide the Board with insight and guidance in matters of corporate governance, ethics and compliance.

Board Committees

The Company has not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations. Our three directors perform all functions that would otherwise be performed by committees. Given the present size of our board it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

Code of Ethics

We have adopted a written code of ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. To request a copy of the Code of Ethics, please make written request to our Company at 3536 Daniel Crescent, Baldwin, NY 11510.

Compliance with Section 16(a) of the Exchange Act

Our Common Stock is not registered pursuant to Section 12 of the Exchange Act. Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules).
Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation (1) ($)	Total ($)
Fernando Oswaldo Leonzo	2014	$0.00	$0.00	$	---	$—	$—	$30,000.00	$30,000.00
Chief Executive Officer & Chairman of the Board
Robert Gunther	2014	$0.00	$0.00	$	---	$—	$—	$30,000.00	$30,000.00
Chief Operations Officer, Treasurer & Director
Jerry Gruenbaum	2014	$0.00	$0.00	$	---	$—	$—	$30,000.00	$30,000.00
Chief General Counsel, Secretary & Director

The Summary Compensation Table omits columns for Bonus, Stock Awards, Option Awards, Non-Equity Incentive Plan Compensation as no such amounts were paid to the named executive officers during the fiscal years ended May 31, 2014 or 2013.

(1)
In lieu of a cash payment of salary earned during the 2014 fiscal year, Mr. Leonzo, Mr. Gunther and Mr. Gruenbaum elected to each receive 300,000 shares of restricted Series A Common Stock (“Common Stock”) at a price of $0.10 per share pursuant to the terms of an April 2014 board resolution described in Note 6 to the Consolidated Financial Statements included in this Form 10-K.

The Company has no other plans in place and has never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreements

There are currently no employment agreements; however, the Company anticipates entering into employment agreements with key management positions as the Company grows.   The Company does not have a standing compensation committee, audit committee, nomination committee, or committees performing similar functions. We anticipate that we will form such committees of the Board of Directors once we have a full Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

As of May 31, 2014, there are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of the Company.

Director Compensation

None of the non-employee directors receive compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. Board members are not reimbursed for expenses incurred in connection with attending meetings.  During the year ended May 31, 2014, there were no arrangements that resulted in our making payments to any of our non-employee directors for any services provided to us by them as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of August 25, 2014 by:

·	each person or entity known by us to be the beneficial owner of more than 5% of our Common Stock;

·	each director;

·	each named executive officer; and

·	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent such power may be shared with a spouse.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership (1)	Percent of class (2)

Common Stock	Fernando Oswaldo Leonzo, Director - 20 Lindberg Lane, New City NY 10956	3,800,000	34%

Common Stock	Robert Gunther, Director - 3536 Daniel Crescent, Baldwin NY 11510	900,000	8%

Common Stock	Jerry Gruenbaum, Director - 116 Court St. Suite 707, New Haven CT. 06520	500,000	4%

Common Stock	Michael Gunther - 100 Colt Rd., Submit NJ 07901	3,000,000	27%

All Executive Officers and Directors as a group consisting of three individuals		4,300,000	46%

The percent of class is based on 11,240,700 shares of common stock issued and outstanding as of August 25, 2014.

(1)	Shares are restricted and fully vested.
(2)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Preferred Stock	Fernando Oswaldo Leonzo - 20 Lindberg Lane, New City NY 10956	600,000	60%

Preferred Stock	Robert Gunther - 3536 Daniel Crescent, Baldwin NY 11510	300,000	30%

Preferred Stock	Jerry Gruenbaum - 116 Court St. Suite 707, New Haven CT. 06520	100,000	10%

All Executive Officers and Directors as a group consisting of three individuals		1,000,000	100%

The percent of class is based on 1,000,000 shares of common stock issued and outstanding as of August 25, 2014.

Securities Authorized For Issuance Under Equity Compensation Plans

Our board of directors has not adopted any Stock Option Plans as of May 31, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Conflict of Interest

The Chairman & CEO of HISP, Mr. Fernando “Oswaldo” Leonzo, owns no shares in GN but is GN’s current President.  Mr. Leonzo owns 34% of HISP consisting of 3,800,000 common shares for which he paid $7,000 or $0.002 per share and 600,000 preferred shares valued at $600 which he received for services rendered to the Company. The ownership of GN is as follows: 70% by Olympic Beverage, LLC (solely owned and controlled by Mr. Jose Fidel Cabrera Escobar), 12% Robert Gunther, 16% among four other individuals. Of these individuals only Mr. Gunther owns 8% in HISP consisting of 900,000 common shares for which he paid $1,200 or $0.002 per share and 300,000 preferred shares valued at $300 which he received for services rendered to the Company. The financial statements of GN are not included because the sole controlling owner (Mr. Jose Fidel Cabrera) has declined to submit them since he has no stake or shares in HISP and wishes to keep his company GN private. GN will continue to sell its products to some of its customer base- primarily Ethnic Food Distributors in the Northeast and Mid-Atlantic U.S. As a result of Mr. Cabrera’s refusal to permit the GN financials to be included, the Licensing Agreement with GN was terminated and replaced with a non-exclusive Distribution Agreement. All revisions to our S1, as well as our financial statements, reflect this change in the relationship. In regards to the differences in the “expected” revenues generated from our company versus what GN was generating before: HISP expects to sell to a different customer base than the existing GN customer base.  As per the terms of the “Distribution Agreement” (please see exhibit) HISP has the right to distribute other products and GN in turn has the right to sell to other customers. There was also a short term Promissory Note dated May 23, 2013 for the amount of $7,500 from GN with an annual interest rate of 3% and due on August 31, 2013, which was paid back in full by HISP on June 14, 2013 (Note 5). As of this date HISP does not owe any monies to GN. The Chief Legal Officer and Director of HISP, attorney Jerry Gruenbaum, owns no shares in GN nor is he affiliated with GN in any capacity, owns 4% in HISP consisting of 500,000 common shares for which he paid $400 or $0.002 per share and 100,000 preferred shares valued at $100 which he received for services rendered to the Company.

The Company currently leases its offices on a month to month basis from the Mr. Fernando "Oswaldo" Leonzo for $500 per month (Note 7). The current officers and directors of the Company are involved in other business activities and may, in the future, become involved in additional business opportunities. There are no contracts, options, warrants, rights, licensing agreements, employment agreements or any other agreements of any kind between HISP and any of its current officers and directors.  If a specific business opportunity becomes available, such person may face a conflict in selecting between our business interest and their other business interests. The policy of the Board is that any personal business or corpora opportunity incurred by an officer or director of HISP must be examined by the Board and turned down by the Board in a timely basis before an officer or director can engage or take advantage of a business opportunity which could result in a conflict of interest.

The founder's Common Shares as disclosed herein were sold to our officers and directors in April 2013. The Company believes that the issuance of these shares was exempt from registration pursuant to Section (2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. The Founders, Fernando “Oswaldo” Leonzo (Chairman & CEO), Robert Gunther (Treasurer, Director & Chief Operations Officer), and Jerry Gruenbaum (Secretary and Director) were issued the following Preferred Shares as founders for services rendered as Officers and Directors as of April 30, 2013, 600,000 Preferred Shares, 300,000 Preferred Shares, and 100,000 Preferred Shares respectively.   None of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that has or will materially affect us:

•      The Officer and Director;

•      Any person proposed as a nominee for election as a director;

•      Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

•      Any relative or spouse of any of the foregoing persons who have the same home as such person.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to (and we do not) have our Board of Directors comprised of a majority of “Independent Directors.”

Our Board of Directors has considered the independence of its directors in reference to the definition of “independent director” established by the Nasdaq Marketplace Rule 5605(a)(2). In doing so, the Board of Directors has reviewed all commercial and other relationships of each director in making its determination as to the independence of its directors. After such review, the Board of Directors has determined that Mr. Devlin and Mr. Spinner qualify as independent under the requirements of the Nasdaq listing standards.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

As of July 2013, the Company engaged David Aronson, CPA as its independent registered public accounting firm.

The aggregate fees billed to the Company for services rendered in connection with the years ended May 31, 2014 and 2013 are set forth in the table below:

Fee Category	2014	2013
Audit fees (1)	$4,546	$-
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	$2,000	-
Total fees	$6,546	$-

(1)
Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. For 2014, all audit fees were billed by David Aronson, CPA.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services, including retainers.

Audit Committee’s Pre-Approval Practice

We currently do not have an audit committee. Our board of directors has approved the services described above.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The consolidated financial statements of Hispanica International Delights of America, Inc. are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Articles of Incorporation filed on April 15, 2013 (1)

3.2	3.2	Certificate of Designation (1)

3.3	3.1	By-laws adopted on September 8, 2013 (1)

10.1	10.1	Distribtion Agreement (1)

31.1	*	Certification of Chief Executive Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A. filed with the SEC on October 15, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.

Dated: September 10, 2014	By:	/s/Fernando Oswaldo Leonzo
Fernando Oswaldo Leonzo Chief Executive Officer and Chairman of the Board of Directors ( Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Fernando Oswaldo Leonzo	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 10, 2014
Fernando Oswaldo Leonzo

/s/Robert Gonther	Vice President, Treasurer, Director (Principal Financial Officer and Principal Accounting Officer)	September 10, 2014
Robert Gonther

/s/Jerry Gruenbaum	Chief Legal Officer, Secretary, Director	September 10, 2014
Jerry Gruenbaum

PART IV - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Hispanica International Delights of America, Inc.

We have audited the accompanying balance sheets of Hispanica International Delights of America, Inc., (A Development Stage Company) as of May 31, 2014 and 2013, and the related statements of operations, stockholders' (deficit) and cash flows for the years then ended, and the period from inception (April 15, 2013) to May 31, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hispanica International Delights of America, Inc., (A Development Stage Company) as of May 31, 2014 and 2013, and results of its operations and its cash flows for the years then ended, and for the period from inception (April 15, 2013) to May 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ David A. Aronson, CPA, P.A.
David A. Aronson, CPA. P.A.
North Miami Beach, Florida

August 28, 2014

Hispanica International Delights of America, Inc.
(A Development Stage Company)
Balance Sheets
May 31, 2014 and 2013

ASSETS

	2014	2013
Current Assets:
Cash and equivalents	$21,136	$15,200
Accounts receivable, net of allowance of $-0-	53,447	-
Inventory	17,121	-
Total current assets	91,704	15,200

	$91,704	$15,200

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$64,193	$2,023
Loan payable - stockholder	10,000	-
Loan payable - related party	-	7,500
Total current liabilities	74,193	9,523

Commitments

Stockholders' Equity:
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized,
1,000,000 and -0- shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value; 100,000,000 shares authorized,
11,202,700 and 9,200,000 shares issued and outstanding, respectively	11,203	9,200
Additional paid in capital	207,057	35,510
Subscriptions receivable	-	(13,760)
Deficit accumulated during development stage	(201,749)	(26,273)
	17,511	5,677

	$91,704	$15,200

The accompanying notes are an integral part of these financial statements.

Hispanica International Delights of America, Inc.
(A Development Stage Company)
Statements of Operations
For the Years Ended May 31, 2014 and 2013 and for the Period
From April 15, 2013 (Inception) to May 31, 2014

	From April 15, 2013 (Inception) to May 31, 2014	2014	2013

Consulting fee revenue	$-	$-	$-
Product sales, net	101,781	101,781	-
	101,781	101,781	-
Cost of goods sold	128,885	128,885	-
Gross income	(27,104)	(27,104)	-

Expenses:
Officer's compensation	-	-	-
Advertising and promotion	400	400	-
Professional fees	162,574	137,324	25,250
Travel	1,529	1,529	-
Other	9,964	8,964	1,000
	174,467	148,217	26,250

Net loss before other income and expenses
and provision for income taxes	(201,571)	(175,321)	(26,250)

Other income and (expenses)
Interest income	-	-	-
Interest expense	(178)	(155)	(23)
Net loss before provision for income taxes	(201,749)	(175,476)	(26,273)

Provision for income taxes	-	-	-

Net loss	$(201,749)	$(175,476)	$(26,273)

Basic and diluted loss per share	$(0.02)	$(0.02)	$(26,273)

Basic and diluted weighted average number
of shares outstanding	9,812,614	10,187,879	6,835,000

The accompanying notes are an integral part of these financial statements.

Hispanica International Delights of America, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from April 15, 2013 (Inception) to May 31, 2014

							Accumulated
					Additional		Deficit During	Total
	Common Stock		Series A Preferred		Paid in	Subscriptions	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Balance at - April 15, 2013 (inception)	-	$-	-	$-	$-	$-	$-	$-

Issuance of common shares for cash at $0.002
per share as restated for 1:2 reverse split	5,900,000	5,900	-	-	5,900	-	-	11,800
Issuance of series A preferred shares for
services at $0.001 per share	-	-	1,000,000	1,000	-	-	-	1,000
Issuance of common shares for cash at $0.00572
per share as restated for 1:2 reverse split	3,000,000	3,000	-	-	14,160	-	-	17,160
Issuance of common shares for cash at $0.02376
per share as restated for 1:2 reverse split	200,000	200	-	-	4,550	-	-	4,750
Issuance of common shares for cash at $0.10 per
share as restated for 1:2 reverse split	100,000	100	-	-	9,900	-	-	10,000
Subscriptions receivable	-	-	-	-	-	(13,760)	-	(13,760)
Contribution to additional paid in capital	-	-	-	-	1,000	-	-	1,000
Net loss	-	-	-	-	-	-	(26,273)	(26,273)
Balance - May 31, 2013	9,200,000	9,200	1,000,000	1,000	35,510	(13,760)	(26,273)	5,677

Issuance of common shares for cash at $0.10
per share as restated for 1:2 reverse split	50,000	50	-	-	4,950	-	-	5,000
Payment of subscription receivable	-	-	-	-	-	10,000	-	10,000
Issuance of common shares for cash at $0.10
per share as restated for 1:2 reverse split	50,000	50	-	-	4,950	-	-	5,000
Issuance of common shares for cash at $0.10
per share as restated for 1:2 reverse split	150,000	150	-	-	14,850	-	-	15,000
Issuance of common shares for services at $0.10
per share as restated for 1:2 reverse split	12,500	13	-	-	1,237	-	-	1,250
Payment of subscription receivable	-	-	-	-	-	2,160	-	2,160
Payment of subscription receivable	-	-	-	-	-	500	-	500
Issuance of common shares for cash at $0.10
per share as restated for 1:2 reverse split	150,000	150	-	-	14,850	-	-	15,000
Payment of subscription receivable	-	-	-	-	-	500	-	500
Payment of subscription receivable	-	-	-	-	-	500	-	500
Payment of subscription receivable	-	-	-	-	-	50	-	50
Issuance of common shares for services at $0.032 per share	350,000	350	-	-	10,850	-	-	11,200
Issuance of common shares for services at $0.032 per share	125,000	125	-	-	3,875	-	-	4,000
Issuance of common shares for services at $0.032 per share	125,000	125	-	-	3,875	-	-	4,000
Issuance of common shares for services at $0.032 per share	25,000	25	-	-	775	-	-	800
Contribution to additional paid in capital	-	-	-	-	1,500	-	-	1,500
Contribution to additional paid in capital	-	-	-	-	1,500	-	-	1,500
Contribution to additional paid in capital	-	-	-	-	1,500	-	-	1,500
Issuance of common shares for services at $0.10 per share	900,000	900	-	-	89,100	-	-	90,000
Issuance of common shares for services at $0.25 per share	20,000	20	-	-	4,980	-	-	5,000
Issuance of common shares for services at $0.25 per share	45,200	45	-	-	11,255	-	-	11,300
Payment of subscription receivable	-	-	-	-	-	50	-	50
Contribution to additional paid in capital	-	-	-	-	1,500	-	-	1,500
Net loss	-	-	-	-	-	-	(175,476)	(175,476)
Balance - May 31, 2014	11,202,700	$11,203	1,000,000	$1,000	$207,057	$-	$(201,749)	$17,511

The accompanying notes are an integral part of these financial statements.

Hispanica International Delights of America, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended May 31, 2014 and 2013 and for the Period
From April 15, 2013 (Inception) to May 31, 2014

	From April 15, 2013 (Inception) to May 31, 2014	2014	2013

Cash flows from operating activities:
Net loss	$(201,749)	$(175,476)	$(26,273)
Adjustments to reconcile net loss to net cash used
by operating activities:
Accounts receivable	(53,447)	(53,447)	-
Inventory	(17,121)	(17,121)	-
Accounts payable and accrued expenses	64,193	62,170	2,023
Series A Preferred stock issued for services	1,000	-	1,000
Common stock issued for services	116,000	111,250	4,750
Net cash used by operating activities	(91,124)	(72,624)	(18,500)

Cash flows from financing activities:
Proceeds from issuance of common stock	95,260	70,060	25,200
Proceeds from loan payable - stockholder	10,000	10,000	-
Proceeds from loan payable - related party	-	(7,500)	7,500
Stockholder contribution	7,000	6,000	1,000
Net cash provided by financing activities	112,260	78,560	33,700

Net increase in cash	21,136	5,936	15,200
Cash at beginning of period	-	15,200	-
Cash at end of period	$21,136	$21,136	$15,200

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
During the years ended May 31, 2014 and 2013, and for the period from April 15, 2013 (inception) through May 31, 2014, the Company capitalized rent expense of $6,000, $1,000 and $7,000, respectively.

The accompanying notes are an integral part of these financial statements.

Hispanica International Delights of America, Inc.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2014 and 2013

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Hispanica International Delights of America, Inc. ("HIDA" or the "Company") was incorporated in Delaware in April 2013.  The Company has been in the development stage since inception and has not generated any sales to date.  The Company plans to market traditional Hispanic and ethnic food packaged products and will license and/or acquire existing brands and distributors of Hispanic products.

Revenue Recognition
In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered or services are performed.  Provision for sales returns are estimated based on the Company's historical return experience.  Revenue is presented net of returns.

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

Net Loss Per Common Share
Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock.  There were no common stock equivalents at May 31, 2014.

Hispanica International Delights of America, Inc.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2014 and 2013

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents consisted of money market funds.  At May 31, 2014, the Company had cash equivalents of $1,544.

Hispanica International Delights of America, Inc.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2014 and 2013

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable
The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses.  Accounts receivable is reported net of the allowance for doubtful accounts.  The allowance is based on management's estimate of the amount of receivables that will actually be collected.

Inventory
Inventory consists of raw materials and finished goods and is stated at the lower of cost (first-in, first-out) or market value.

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

Note 2 - CONCENTRATION OF CREDIT RISK

Sales and Accounts Receivable
During the year ended May 31, 2014, sales to two customers accounted for approximately 73% of the Company's net sales or approximately $101,000.  Additionally, one of these customers accounted for approximately 64% of the Company's accounts receivable balance at May 31, 2014, or approximately $34,000.

Note 3. INVENTORY

Inventory consists of raw materials and finished goods.  Inventory is valued at the lower of cost or market.  HIDA determines cost using the first-in, first-out method of accounting.  Inventory, net of reserves for obsolescence, consisted of the following at May 31, 2014 and 2013:

	May 31,
	2014	2013
Raw materials	$ 8,121	$ -
Finished goods	9,000	-
Total Inventory	$ 17,121	$ -

Hispanica International Delights of America, Inc.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2014 and 2013

Note 4. LOAN PAYABLE - STOCKHOLDER

In February 2014 a stockholder lent the Company $10,000. The loan bears interest at 5% per annum and matures on February 28, 2015. Accrued and unpaid interest totaled $146 at May 31, 2014.

Note 5. LOAN PAYABLE - RELATED PARTY

During the year ended May 31, 2013 a corporation under common ownership and management advanced the Company $7,500 to pay for certain expenses.  The loan accrued interest at 3%.  The principal was repaid in July 2013

Note 6. STOCKHOLDERS' EQUITY

In August 2013, the Company authorized a 1:2 reverse split (Note 7).  Consequently, the shares that were issued and outstanding at May 31, 2013 have been restated to reflect the effect of the reverse split.

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001 per share.  At May 31, 2014, 11,202,700 shares of common stock were issue and outstanding.  At May 31, 2013, 9,200,000 shares of common stock, as restated to reflect the August 2013 1:2 reverse split (Note 7), were issued and outstanding.

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

Hispanica International Delights of America, Inc.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2014 and 2013

Note 6. STOCKHOLDERS' EQUITY (continued)

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

In April 2014, the Company issued 900,000 shares of common stock at $0.10 per share for services provided to the Company.

In April 2014, the Company issued 20,000 shares of common stock at $0.25 per share.

In May 2014, the Company issued 45,200 shares of common stock at $0.25 per share.

Note 7. COMMITMENTS AND CONTINGENCIES

The Company currently leases its offices on a month to month basis from the Company's President and stockholder for $500 per month.

Rent expense for the years ended May 31, 2014 and 2013 totaled $6,000 and $1,000, respectively and was capitalized as additional paid-in capital.

Hispanica International Delights of America, Inc.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2014 and 2013

Note 8. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal
statutory rate	25%
Effect of operating losses	(25)%
0%

As of May 31, 2014, the Company has a net operating loss carryforward of approximately $86,000. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2033. The deferred tax asset relating to the operating loss carryforward has been fully reserved at May 31, 2014. The principal difference between the operating loss for income tax purposes and reporting purposes is stock issued for services.

Note 9. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from April 15, 2013 (inception) to May 31, 2014, the Company incurred a net loss of approximately $202,000. In addition, the Company has no significant assets or revenue generating operations.

The Company currently does not have sufficient cash to sustain itself for the next 12 months, and will require additional funding in order to execute its plan of operations and to continue as a going concern. To meet its cash needs, management expects to raise capital through a direct placement offering. In the event that this funding does not materialize, certain stockholders have agreed, orally, to loan, on a non-interest bearing demand basis, sufficient funds to maintain the Company's operations for the next 12 months.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Hispanica International Delights of America, Inc.
(A Development Stage Company)
Notes to Financial Statements
May 31, 2014 and 2013

Note 10. SUBSEQUENT EVENT

In June 2014, the Company issued 38,000 shares of its common stock for $9,500, or $0.25 per share.