Form 10-Q
period 2014-08-31
HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
filed 2014-10-14
CIK 1579010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 333-190788

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-2552550
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of icorporation or organization)

3536 Daniel Crescent
Baldwin, New York	11510
(Address of principal executive offices)	(Zip Code)

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
Yes (X ) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the period ended in this report, August 31, 2014 the registrant had 10,237,500 shares of common stock outstanding.
As of the date of filing, October 13, 2014, the registrant had 10,237,500 shares of common stock outstanding.

AFFINITY MEDIAWORKS CORP.

FORM 10-Q

TABLE OF CONTENTS	Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of February 28, 2014 (Unaudited) and May 31, 2013 (Audited)	3
Statements of Operations For the three months ended August 31, 2014 (Unaudited) For the cumulative period from April 15, 2013 (Inception) to August 31, 2014 (Unaudited)	4
Statement of Changes in Stockholders' Deficit for the cumulative period from April 15, 2013 (Inception) to February 28, 2014 (Unaudited)	5
Statements of Cash Flows For the cumulative period from April 15, 2013 (Inception) to August 31, 2014 (Unaudited)	7
Notes the Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	18

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mining Safety Disclosure	20
Item 5. Other Information	20
Item 6. Exhibits	21

SIGNATURES	22

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Balance Sheets
August 31, 2014 and for May 31, 2014

ASSETS
	August 31,	May 31,
	2014	2014
	(Unaudited)
Current Assets:
Cash and equivalents	$3,818	$21,136
Cash - restricted	-	-
Accounts receivable, net of allowance of $-0- and $-0-, respectively	2,625	53,447
Prepaid expenses	-	-
Inventory	45,037	17,121
Total current assets	51,480	91,704

	$51,480	$91,704

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$33,162	64,193
Loan payable - stockholder	10,000	10,000
Total current liabilities	43,162	74,193

Commitments

Stockholders' Equity:
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized,
1,000,000 issued and outstanding	1,000	1,000
Common stock, $0.001 par value; 100,000,000 shares authorized,
11,365.700 and 11,202,700 shares issued and outstanding, respectively	11,366	11,203
Additional paid in capital	249,144	207,057
Deficit accumulated during development stage	(253,192)	(201,749)
	8,318	17,511

	$51,480	$91,704

The accompanying notes are an integral part of these unaudited financial statements.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Condensed Statements of Operations
For the Three Months Ended August 31, 2014 and 2013 and for the Period
From April 15, 2013 (Inception) to August 31, 2014

	From April 15, 2013 (Inception)	For the Three Months Ended	For the Three Months Ended
	to August 31, 2014	August 31, 2014	August 31, 2013

Product sales, net	$121,283	$19,502	$-
Cost of goods sold	150,093	21,208	-
Gross profit/(loss)	(28,810)	(1,706)	-

Expenses:
Professional fees	208,517	45,943	33,000
Advertising and promotion	717	317	-
Travel	1,655	126	-
Other	13,190	3,226	2,222
	224,079	49,612	35,222

Net loss before other expenses and income taxes	(252,889)	(51,318)	(35,222)

Other expenses
Interest expense	(303)	(125)	(9)

Net loss before income taxes	(253,192)	(51,443)	(35,231)

Provision for income taxes	-	-	-

Net loss	$(253,192)	$(51,443)	$(35,231)

Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.00)

Basic and diluted weighted average number
of shares outstanding	10,105,796	9,729,255	9,309,553

The accompanying notes are an integral part of these unaudited financial statements.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Three Months Ended August 31, 2014 and 2013 and for the Period
From April 15, 2013 (Inception) to August 31, 2014

	From April 15, 2013 (Inception)	For the Three Months Ended	For the Three Months Ended
	to August 31, 2014	August 31, 2014	August 31, 2013

Cash flows from operating activities:
Net loss	$(253,192)	$(51,443)	$(35,231)
Adjustments to reconcile net loss to net cash used
by operating activities:
Accounts receivable	(2,625)	50,822	-
Inventory	(45,037)	(27,916)	(28,480)
Accounts payable and accrued expenses	33,162	(31,031)	(1,240)
Series A Preferred stock issued for services	1,000	-	-
Common stock issued for services	147,250	31,250	21,250
Net cash used by operating activities	(119,442)	(28,318)	(43,701)

Cash flows from financing activities:
Proceeds from issuance of common stock	104,760	9,500	53,710
Proceeds from loan payable - stockholder	10,000	-	-
Proceeds from loan payable - related party	-	-	(7,500)
Stockholder contribution	8,500	1,500	1,500
Net cash provided by financing activities	123,260	11,000	47,710

Net increase in cash	3,818	(17,318)	4,009
Cash at beginning of period	-	21,136	15,200
Cash at end of period	$3,818	$3,818	$19,209

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from April 15, 2013 (Inception) to August 31, 2014

							Accumulated
					Additional		Deficit	Total
	Common Stock		Series A Preferred		Paid in	Subscriptions	During the	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Development Stage	Equity
Balance at - April 15, 2013 (inception)	-	$-	-	$-	$-	$-	$-	$-

Issuance of common shares for cash at $0.002
per share as restated for 1:2 reverse split	5,900,000	5,900	-	-	5,900	-	-	11,800
Issuance of series A preferred shares for
services at $0.001 per share	-	-	1,000,000	1,000	-	-	-	1,000
Issuance of common shares for cash at $0.00572
per share as restated for 1:2 reverse split	3,000,000	3,000	-	-	14,160	-	-	17,160
Issuance of common shares for cash at $0.02376
per share as restated for 1:2 reverse split	200,000	200	-	-	4,550	-	-	4,750
Issuance of common shares for cash at $0.10 per
share as restated for 1:2 reverse split	100,000	100	-	-	9,900	-	-	10,000
Subscriptions receivable	-	-	-	-	-	(13,760)	-	(13,760)
Contribution to additional paid in capital	-	-	-	-	1,000	-	-	1,000
Net loss	-	-	-	-	-	-	(26,273)	(26,273)
Balance - May 31, 2013	9,200,000	9,200	1,000,000	1,000	35,510	(13,760)	(26,273)	5,677

Issuance of common shares for cash at $0.10
per share as restated for 1:2 reverse split	50,000	50	-	-	4,950	-	-	5,000
Payment of subscription receivable	-	-	-	-	-	10,000	-	10,000
Issuance of common shares for cash at $0.10
per share as restated for 1:2 reverse split	50,000	50	-	-	4,950	-	-	5,000
Issuance of common shares for cash at $0.10
per share as restated for 1:2 reverse split	150,000	150	-	-	14,850	-	-	15,000
Issuance of common shares for services at $0.10
per share as restated for 1:2 reverse split	12,500	13	-	-	1,237	-	-	1,250
Payment of subscription receivable	-	-	-	-	-	2,160	-	2,160
Payment of subscription receivable	-	-	-	-	-	500	-	500
Issuance of common shares for cash at $0.10
per share as restated for 1:2 reverse split	150,000	150	-	-	14,850	-	-	15,000
Payment of subscription receivable	-	-	-	-	-	500	-	500
Payment of subscription receivable	-	-	-	-	-	500	-	500
Payment of subscription receivable	-	-	-	-	-	50	-	50
Issuance of common shares for services at $0.032 per share	350,000	350	-	-	10,850	-	-	11,200
Issuance of common shares for services at $0.032 per share	125,000	125	-	-	3,875	-	-	4,000
Issuance of common shares for services at $0.032 per share	125,000	125	-	-	3,875	-	-	4,000
Issuance of common shares for services at $0.032 per share	25,000	25	-	-	775	-	-	800
Contribution to additional paid in capital	-	-	-	-	1,500	-	-	1,500
Contribution to additional paid in capital	-	-	-	-	1,500	-	-	1,500
Contribution to additional paid in capital	-	-	-	-	1,500	-	-	1,500
Issuance of common shares for services at $0.10 per share	900.000	900	-	-	89,100	-	-	90,000
Issuance of common shares for services at $0.25 per share	20,000	20	-	-	4,980	-	-	5,000
Issuance of common shares for services at $0.25 per share	45,200	45	-	-	11,255	-	-	11,300
Payment of subscription receivable	-	-	-	-	-	50	-	50
Contribution to additional paid in capital	-	-	-	-	1,500	-	-	1,500
Net loss	-	-	-	-	-	-	(175,476)	(175,476)
Balance - May 31, 2014	11,202,700	11,203	1,000,000	1,000	207,057	-	(201,749)	17,511
							-
Issuance of common shares for services at $0.25 per share	38,000	38	-	-	9,462	-	-	9,500
Issuance of common shares for services at $0.25 per share	125,000	125	-	-	31,125	-	-	31,250
Contribution to additional paid in capital	-	-	-	-	1,500	-	-	1,500
Net loss	-	-	-	-	-	-	(51,443)	(51,443)
Balance - August 31, 2014	10,237,500	$10,238	1,000,000	$1,000	$249,144	$(50)	$(253,192)	$8,318

See accompanying summary of notes to unaudited condensed financial statements.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
August 31, 2014

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

Basis of Prersentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q.  All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods.  The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business.  The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto  for the fiscal year ended May 31, 2014.

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
August 31, 2014

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information

The Company follows Accounting Standards Codification ("ASC") 280, "Segment Reporting".  The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock.  There were no common stock equivalents at August 31, 2014.

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
August 31, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At August 31, 2014 cash equivalents were $1,045.

Fair Value of Financial Instruments

Pursuant to ASC No. 820. "Fair Value Measurement and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of August 31, 2014. The Company's financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Recent Pronouncements

There are no recent accounting pronouncements that apply to the Company. Note 2 - CONCENTRATION OF CREDIT RISK

Note 2 - CONCENTRATION OF CREDIT RISK

Sales and Accounts Receivable

During the quarter ended May 31, 2014, sales to five customers accounted for 100% of the Company's net sales. Additionally, two of these customers accounted for 100% of the Company's accounts receivable balance at August 31, 2014.

Note 3.  INVENTORY

Inventory consists of raw materials and finished goods. Inventory is valued at the lower of cost or market. HIDA determines cost using the first-in, first-out method of accounting. Inventory net of reserves for obsolescence, consisted of the following at August 31, 2014 and May 31, 2014:

	August 31, 2014	May 31, 2014

Raw materials	$8,1780	$8,121
Finished goods	36,859	9,000
Total Inventory	$45,037	$17,121

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
August 31, 2014

Note 4.  LOANS PAYABLE - STOCKHOLDER

In February 2014 a stockholder lent the Company $10,000. The loan bears interest at 5% per annum and matures on February 28, 2015. Accrued and unpaid interest totaled $271 and $146 at August 31, 2014 and 2013.

Note 5.  STOCKHOLDERS' EQUITY

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

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
August 31, 2014

Note 5.  STOCKHOLDERS' EQUITY (Continued)

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

In May 2014, the Company issued 45,200 shares of common stock at $0.25 per share. In June 2014, the Company issued 38,000 shares of common stock at $0.25 per share.

In July 2014, the Company issued 125,000 shares of common stock at $0.25 per share for services provided to the Company.

Note 6.  COMMITMENTS AND CONTINGENCIES

The Company currently leases its offices on a month to month basis from the Company's President and stockholder for $500 per month.

Rent expense for the three months ended August 31, 2014 and 2013 totaled $1,500 and $1,500, respectively, and was capitalized as additional paid-in capital.

Note 7.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal
statutory rate	34%
Effect of operating losses	(34)%
0%

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
August 31, 2014

Note 7.  INCOME TAXES (Continued)

As of August 31, 2014, the Company has a net operating loss carryforward of approximately $137,000.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2033. The deferred tax asset relating to the operating loss carryforward has been fully reserved at August 31, 2014.

Note 8.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from April 15, 2013 (inception) to August 31, 2014, the Company incurred a net loss of approximately $253,000. In addition, the Company has no significant assets or revenue generating operations.

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

Note 9.  SUBSEQUENT EVENTS

In October 2014, the Company issued 250,000 shares of common stock at $0.25 per share (or $62,500) for services provided to the Company.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $(56,245) for the period from April 15, 2013 (inception) to August 31, 2014, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At February 28, 2014, we had $11,170 cash on hand and a deficit accumulated during the development stage of $(82,518).   See “Liquidity and Capital Resources.”

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $(253,492) for the period from April 15, 2013 (inception) through August 31, 2014. The company had net loss of $(51,443) for the three months ended August 31, 2014 as compared to $(35,231) for the three months ended August 31, 2013.  The increase in net loss is primarily due to the increase in professional fees from $45,943 for the three months ended August 31, 2014 as compared to $33,000 for the three months ended August 31, 2013.

CASH FLOW

Our primary source of liquidity has been cash from sales of shares and loans from shareholders.

WORKING CAPITAL

As of August 31, 2014 the Company had total current assets of $51,480 and total liabilities of $43,162, which resulted in a working capital of $8,318. As of May 31, 2014, the Company had total current assets of $91,704 and total current liabilities of $74,193 resulting in a working capital of $17,511.

RESULTS OF OPERTIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2014.

The following table summarizes the results of our operations during the three months ended August 31, 2014, and 2013 and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended August 31, 2014 to the same period of 2013.

	August 31, 2014	August 31, 2013	Increase (Decrease)	Percentage Increase (Decrease)
Product Sales, net	19,502	-	19,502	100
Cost of Goods Sold	21,208	-	21,208	100
Selling, General and Administrative Expense	49,612	35,222	14,390	40.9
Interest expense	125	9	116	1,388.8
Net income (loss)	(51,443)	(35,231)	(16,212)	(46)
Earnings (Loss) per common share	(.03)	(.01)	(.02)	(200)

We had revenues of $19,502 for the three months ended August 31, 2014, compared to no revenues during the same period in 2013.  Our revenues increased 100% in the three months ended August 31, 2014.

Our cost of good sold for the three months ended August 31, 2014 was $21,208 as compared to $0 during the same period in 2013.

Selling, general and administrative expenses increased by $14,390 or 40.9%, to $49,612 in the three months ended August 31, 2014 compared to $35,222 in the same period in 2013.  The change is the result of a net increase of approximately $12,943 in professional expenses.

Interest expense for the three months ended August 31, 2014 was $125 and interest expense in the same period of 2013 was $9.  Interest expense increased 1,388.8% in the three months ended August 31, 2014.

During the three months ended August 31, 2014 we incurred a net loss of $(51,443) compared with $(35,231) for the same period in the prior year.   The change is the result of a net increase of approximately $12,943 in professional expenses.

Loss per common share for the three months ended August 31, 2014 was $(.03) as compared to a loss of $(.01) during the same period of 2013.

REVENUE

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

We had revenues of $19,502 for the three months ended August 31, 2014, compared to no revenues during the same period in 2013.

EXPENSE

Our operating expenses consist of selling, general and administrative expenses.

Selling, general and administrative expenses increased by $14,390 or 40.9%, to $49,612 in the three months ended August 31, 2014 compared to $35,222 in the same period in 2013.  The change is the result of a net increase of approximately $12,943 in professional expenses.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

INCOME TAXES

We are subject to U.S. income taxes.  Due to the accumulative net loss, we would not subject income taxes yet.
NET LOSS

During the three months ended August 31, 2014 we incurred a net loss of $(51,443) compared with $(35,231) for the same period in the prior year.   The change is the result of a net increase of approximately $12,943 in professional expenses.

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

On August 31, 2014, Fernando Oswaldo Leonzo, our Chief Executive Officer and Robert Gunther, our Chief Financial Officer as of the date of this filing, reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including Fernando Oswaldo Leonzo, our Chief Executive Officer and Robert Gunther our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of August 31, 2014 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of August 31, 2014.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the first fiscal quarter ended August 31, 2014 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.

Date: October 14, 2014	By: /s/ Fernando Oswaldo Leonzo Fernando Oswaldo Leonzo Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

Date: October 14, 2014	By: /s/ Robert Gunther Robert Gunther Chief Financial Officer, and Director (Principal Financial Officer)