Form 10-Q/A
period 2014-11-25
HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
filed 2014-11-25
CIK 1579010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

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
Yes (  ) No ( X )

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the period ended in this report, August 31, 2014 the registrant had 10,237,500 shares of common stock outstanding.
As of the date of filing, October 13, 2014, the registrant had 10,237,500 shares of common stock outstanding.

Explanatory Note

The sole purpose of this Amendment No.1 to Hispanica International Delights of America, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2014 is to mark correctly the shell company disclosure box on the cover sheet of Form 10-Q for the quarterly period ended August 31, 2014, which we filed on Otober 14, 2014.  Hispanica International Delights of America, Inc.is not a shell company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.

Date: November 25, 2014	By: /s/ Fernando Oswaldo Leonzo Fernando Oswaldo Leonzo Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

Date: November 25, 2014	By: /s/ Robert Gunther Robert Gunther Chief Financial Officer, and Director (Principal Financial Officer)