Form 10-Q
period 2014-11-30
HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
filed 2015-01-14
CIK 1579010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2014

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
Yes ( ) No (X )

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the period ended in this report, November 30, 2014 the registrant had 11,737,905 shares of common stock outstanding.
As of the date of filing, January 14, 2015, the registrant had 11,737,905 shares of common stock outstanding.

AFFINITY MEDIAWORKS CORP.

FORM 10-Q

TABLE OF CONTENTS	Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of November 30, 2014 (Unaudited) and May 31, 2014 (Audited)	3
Statements of Operations For the three months ended November 30, 2014 (Unaudited) For the six months ended November 30, 2014 (Unaudited) For the cumulative period from April 15, 2013 (Inception) to November 30, 2014 (Unaudited)	4
Statement of Changes in Stockholders' Deficit for the cumulative period from April 15, 2013 (Inception) to November 30, 2014 (Unaudited)	5
Statements of Cash Flows For the six months ended November 30, 2014 (Unaudited) For the cumulative period from April 15, 2013 (Inception) to November 30, 2014 (Unaudited)	6
Notes the Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mining Safety Disclosure	22
Item 5. Other Information	22
Item 6. Exhibits	23

SIGNATURES	24

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Balance Sheets
November 30, 2014 and for May 31, 2014
(Unaudited)

ASSETS	November 30,	May 31,
	2014	2014

Current Assets:
Cash and equivalents	$9,143	$21,136
Accounts receivable, net of allowance of $-0- and $-0-, respectively	12,162	53,447
Inventory	38,810	17,121
Total current assets	60,115	91,704

	$60,115	$91,704

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$32,158	64,193
Loan payable - stockholder	10,000	10,000
10% convertible debenture	6,000	-
Total current liabilities	48,158	74,193

Commitments

Stockholders' Equity:
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized,
1,000,000 issued and outstanding	1,000	1,000
Common stock, $0.001 par value; 100,000,000 shares authorized,
11,737,905 and 11,202,700 shares issued and outstanding, respectively	11,738	11,203
Additional paid in capital	343,322	207,057
Subscriptions receivable	-	-
Deficit accumulated during development stage	(344,103)	(201,749)
	11,957	17,511

	$60,115	$91,704

The accompanying notes are an integral part of these unaudited financial statements.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Condensed Statements of Operations
For the Three Months and Six Months Ended November 30, 2014 and 2013 and for the Period
From April 15, 2013 (Inception) to November 30, 2014
(Unaudited)

	From
	April 15, 2013 (Inception)	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	to November 30, 2014	2014	2013	2014	2013

Consulting fee revenue	$-	$-	$-	$-	$-
Product sales, net	163,678	42,395	39,600	61,897	39,600
	163,678	42,395	39,600	61,897	39,600
Cost of goods sold	201,445	51,352	50,286	72,560	50,286
Gross income	(37,767)	(8,957)	(10,686)	(10,663)	(10,686)

Expenses:
Officer's compensation	-	-	-	-	-
Advertising and promotion	717	-	-	317	-
Professional fees	285,207	76,690	5,151	122,633	38,151
Travel	2,599	944	157	1,070	157
Other	17,195	4,005	1,506	7,231	3,728
	305,718	81,639	6,814	131,251	42,036

Net loss before other income and expenses
and provision for income taxes	(343,485)	(90,596)	(17,500)	(141,914)	(52,722)

Other income and (expenses)
Interest income	-	-	-	-	-
Interest expense	(618)	(315)	-	(440)	(9)

Net loss before other income and expenses
and provision for income taxes	(344,103)	(90,911)	(17,500)	(142,354)	(52,731)

Provision for income taxes	-	-	-	-	-

Net loss	$(344,103)	$(90,911)	$(17,500)	$(142,354)	$(52,731)

Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average number
of shares outstanding	10,324,980	11,257,952	10,237,500	10,322,610	9,568,221

The accompanying notes are an integral part of these unaudited financial statements.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended November 30, 2014 and 2013 and for the Period
From April 15, 2013 (Inception) to November 30, 2014
(Unaudited)

	From
	April 15, 2013 (Inception)	For the Six Months Ended November 30,
	to November 30, 2014	2014	2013

Cash flows from operating activities:
Net loss	$(344,103)	$(142,354)	$(52,731)
Adjustments to reconcile net loss to net cash used
by operating activities:
Accounts receivable	(12,162)	41,285	-
Inventory	(38,810)	(21,689)	(23,550)
Accounts payable and accrued expenses	32,158	(32,035)	(865)
Series A Preferred stock issued for services	1,000	-	-
Common stock issued for services	212,800	96,800	21,250
Net cash used by operating activities	(149,117)	(57,993)	(55,896)

Cash flows from financing activities:
Proceeds from issuance of common stock	132,260	37,000	53,710
Proceeds from sale of debentures	6,000	6,000	-
Proceeds from loan payable - related party	10,000	-	(7,500)
Stockholder contribution	10,000	3,000	3,000
Net cash provided by financing activities	158,260	46,000	49,210

Net increase in cash and equivalents	9,143	(11,993)	(6,686)
Cash and equivalents at beginning of period	-	21,136	15,200
Cash and equivalents at end of period	$9,143	$9,143	$8,514

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash transactions:
During the six months ended November 30, 2014 and 2013, and for the period from April 15, 2013 (inception) through November 30, 2014, the Company capitalized rent expense of $3,000, $3,000 and $10,000, respectively.

The accompanying notes are an integral part of these unaudited financial statements.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from April 15, 2013 (Inception) to November 30, 2014
(Unaudited)

							Accumulated
					Additional		Deficit	Total
	Common Stock		Series A Preferred		Paid in	Subscriptions	During the	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Development Stage	Equity
Balance at - April 15, 2013 (inception)	-	$-	-	$-	$-	$-	$-	$-

Issuance of common shares for cash at $0.002
per share as restated for 1:2 reverse split	5,900,000	5,900	-	-	5,900	-	-	11,800
Issuance of series A preferred shares for
services at $0.001 per share	-	-	1,000,000	1,000	-	-	-	1,000
Issuance of common shares for cash at $0.00572
per share as restated for 1:2 reverse split	3,000,000	3,000	-	-	14,160	-	-	17,160
Issuance of common shares for cash at $0.02376
per share as restated for 1:2 reverse split	200,000	200	-	-	4,550	-	-	4,750
Issuance of common shares for cash at $0.10 per
share as restated for 1:2 reverse split	100,000	100	-	-	9,900	-	-	10,000
Subscriptions receivable	-	-	-	-	-	(13,760)	-	(13,760)
Contribution to additional paid in capital	-	-	-	-	1,000	-	-	1,000
Net loss	-	-	-	-	-	-	(26,273)	(26,273)
Balance - May 31, 2013	9,200,000	9,200	1,000,000	1,000	35,510	(13,760)	(26,273)	5,677

Issuance of common shares for cash at $0.10
per share as restated for 1:2 reverse split	50,000	50	-	-	4,950	-	-	5,000
Payment of subscription receivable	-	-	-	-	-	10,000	-	10,000
Issuance of common shares for cash at $0.10
per share as restated for 1:2 reverse split	50,000	50	-	-	4,950	-	-	5,000
Issuance of common shares for cash at $0.10
per share as restated for 1:2 reverse split	150,000	150	-	-	14,850	-	-	15,000
Issuance of common shares for services at $0.10
per share as restated for 1:2 reverse split	12,500	13	-	-	1,237	-	-	1,250
Payment of subscription receivable	-	-	-	-	-	2,160	-	2,160
Payment of subscription receivable	-	-	-	-	-	500	-	500
Issuance of common shares for cash at $0.10
per share as restated for 1:2 reverse split	150,000	150	-	-	14,850	-	-	15,000
Payment of subscription receivable	-	-	-	-	-	500	-	500
Payment of subscription receivable	-	-	-	-	-	500	-	500
Payment of subscription receivable	-	-	-	-	-	50	-	50
Issuance of common shares for services at $0.032 per share	350,000	350	-	-	10,850	-	-	11,200
Issuance of common shares for services at $0.032 per share	125,000	125	-	-	3,875	-	-	4,000
Issuance of common shares for services at $0.032 per share	125,000	125	-	-	3,875	-	-	4,000
Issuance of common shares for services at $0.032 per share	25,000	25	-	-	775	-	-	800
Contribution to additional paid in capital	-	-	-	-	1,500	-	-	1,500
Contribution to additional paid in capital	-	-	-	-	1,500	-	-	1,500
Contribution to additional paid in capital	-	-	-	-	1,500	-	-	1,500
Issuance of common shares for services at $0.10 per share	900.000	900	-	-	89,100	-	-	90,000
Issuance of common shares for services at $0.25 per share	20,000	20	-	-	4,980	-	-	5,000
Issuance of common shares for services at $0.25 per share	45,200	45	-	-	11,255	-	-	11,300
Payment of subscription receivable	-	-	-	-	-	50	-	50
Contribution to additional paid in capital	-	-	-	-	1,500	-	-	1,500
Net loss	-	-	-	-	-	-	(175,476)	(175,476)
Balance - May 31, 2014	11,202,700	11,203	1,000,000	1,000	207,057	-	(201,749)	17,511
							-
Issuance of common shares for services at $0.25 per share	38,000	38	-	-	9,462	-	-	9,500
Issuance of common shares for services at $0.25 per share	125,000	125	-	-	31,125	-	-	31,250
Contribution to additional paid in capital	-	-	-	-	1,500	-	-	1,500
Issuance of common shares for services at $0.25 per share	250,000	250	-	-	62,250			62,500
Issuance of common shares for services at $0.25 per share	40,000	40	-	-	9,960			10,000
Issuance of common shares for services at $0.25 per share	12,205	12	-	-	3,038			3,050
Issuance of common shares for services at $0.25 per share	60,000	60	-	-	14,940			15,000
Issuance of common shares for services at $0.25 per share	10,000	10	-	-	2,490			2,500
Contribution to additional paid in capital	-	-	-	-	1,500	-	-	1,500
Net loss	-	-	-	-	-	-	(142,354)	(142,354)
Balance - November 30, 2014	11,737,905	$11,738	1,000,000	$1,000	$343,322	$-	$(344,103)	$11,957

See accompanying summary of notes to unaudited condensed financial statements.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
November 30, 2014

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

Basis of Presentation

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
November 30, 2014

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information

The Company follows Accounting Standards Codification ("ASC") 280, "Segment Reporting".  The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.
 Net Loss Per Common Share
The Company calculates net income (loss) per share based on the authoritative guidance.  Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive

Income Taxes

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
November 30, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At November 30, 2014 and 2013 cash equivalents were $545 and $1,544, respectively..

Fair Value of Financial Instruments

Pursuant to ASC No. 820. "Fair Value Measurement and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of November 30, 2014. The Company's financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Recent Pronouncements

There are no recent accounting pronouncements that apply to the Company.

Note 2 - CONCENTRATION OF CREDIT RISK

Sales and Accounts Receivable

During the six months ended November 30, 2014, sales to two customers accounted for approximately 57% of the Company's net sales.  Additionally, three customers accounted for 100% of the Company's accounts receivable balance at November 30, 2014

Note 3.  INVENTORY

Inventory consists of raw materials and finished goods. Inventory is valued at the lower of cost or market. HIDA determines cost using the first-in, first-out method of accounting. Inventory net of reserves for obsolescence, consisted of the following at November 30, 2014 and May 31, 2014:

	November 30, 2014	May 31, 2014

Raw materials	$8,178	$8,121
Finished goods	30,632	9,000
Total Inventory	$38,810	$17,121

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
November 30, 2014

Note 4.  LOANS PAYABLE - STOCKHOLDER

In February 2014 a stockholder lent the Company $10,000. The loan bears interest at 5% per annum and matures on February 28, 2015. Accrued and unpaid interest totaled $396 at November 30, 2014.

Note 5.  CONVERTIBLE DEBENTURE

In September 2014, the Company issued a convertible debenture for the principal amount of $6,000.  The debenture had an original due date of December 31, 2014.  In January 2015, the holder signed an amendment that made the debenture and accrued interest payable on demand.

Interest accrues at 10% per annum.  the debenture holder has the option of converting the debenture in in whole or in part into the Company's common stock at the rate of $0.25 per share at any time prior to redemption.  At November 30, 2014, accrued interest on the debenture was $190
Note 6.  STOCKHOLDERS' EQUITY
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

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
November 30, 2014

Note 6.  STOCKHOLDERS' EQUITY (Continued)

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

In October 2014, the Company issued 250,000 shares of common stock at $0.25 per share for services provided to the Company.

In October 2014, the Company issued 40,000 shares of common stock at $0.25 per share.

In November 2014, the Company issued 12,205 shares of common stock at $0.25 per share for services provided to the Company.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
November 30, 2014

Note 6.  STOCKHOLDERS' EQUITY (Continued)

In November 2014, the Company issued 70,000 shares of common stock at $0.25 per share.

Note 7.  COMMITMENTS AND CONTINGENCIES

The Company currently leases its offices on a month to month basis from the Company's President and stockholder for $500 per month.

Rent expense for the three and six months ended November 30, 2014 and 2013 totaled $1,500 and $3,000, respectively, and was capitalized as additional paid-in capital.

Note 8.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal
statutory rate	34%
Effect of operating losses	(34)%

As of November 30, 2014, the Company has a net operating loss carryforward of approximately $131,000.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2033. The deferred tax asset relating to the operating loss carryforward has been fully reserved at November 30, 2014.

Note 9.  RELATED PARTY TRANSACTIONS

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

The Company acquires all of its products from Gran Nevada Beverage, Inc. under the terms of the distribution agreement.  During the six months ended November 30, 2014, these purchases totaled approximately $68,000.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
November 30, 2014

Note 9.  RELATED PARTY TRANSACTIONS (Continued)
At November 30, 2014, the Company owed Gran Nevada Beverage, Inc. approximately $29,000 for purchases made under the terms of the distribution agreement.

Note 10.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from April 15, 2013 (inception) to November 30, 2014, the Company incurred a net loss of approximately $344,000.  In addition, the Company has minimal assets and limited revenues as of November 30, 2014.

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

Note 11.  SUBSEQUENT EVENTS

In December 2014, the Company, under the terms of a private placement, sold 140,000 common shares at $0.25 per share (or  $35,000).

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

Our principal executive offices are located at 3536 Daniel Crescent, Baldwin, NY 11510 and our telephone number is (516) 867-8383.

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $(344,103) for the period from April 15, 2013 (inception) through November 30, 2014. The company had net loss of $(90,911) for the three months ended November 30, 2014 and a net loss of $(142,354) for the six months ended November 30, 2014 as compared to $(17,500) for the three months ended November 30, 2013 and a net loss of $(52,731) for the six months ended November 30, 2013, respectively.  The increase in net loss is primarily due to the increase in professional fees from $5,151 for the three months ended November 30, 2013 as compared to $76,690 for the three months ended November 30, 2014 and an increase in professional fees from $38,151 for the six months ended November 30, 2013 as compared to $122,632 for the three months ended November 30, 2014.

CASH FLOW

Our primary source of liquidity has been cash from sales of shares and loans from shareholders.

WORKING CAPITAL

As of November 30, 2014 the Company had total current assets of $60,150 and total liabilities of $48,158, which resulted in a working capital deficit of $(11,957). As of May 31, 2014, the Company had total current assets of $91,704 and total current liabilities of $74,193 resulting in a working capital of $17,511.

RESULTS OF OPERTIONS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014.

The following table summarizes the results of our operations during the three months ended November 30, 2014, and 2013 and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended November 30, 2014 to the same period of 2013.

	November 30, 2014	November 30, 2013	Increase (Decrease)	Percentage Increase (Decrease)
Product Sales, net	42,395	39,600	2,795	7.1
Cost of Goods Sold	51,352	50,286	1,066	2.1
Selling, General and Administrative Expense	81,639	6,814	74,825	1,198.1
Interest expense	315	0	315	100
Net income (loss)	(90,911)	(17,500)	(73,411)	(519.5)
Earnings (Loss) per common share	(.01)	(.00)	(.01)	(100)

We had revenues of $42,395 for the three months ended November 30, 2014, compared to $39,600 in revenues during the same period in 2013.  Our revenues increased by 7.1% in the three months ended November 30, 2014 as compared to the same period the previous year.

Our cost of good sold for the three months ended November 30, 2014 was $51,352 as compared to $50,286 during the same period in 2013.

Selling, general and administrative expenses increased by $74,825 or 1,198.1%, to $81,6392 in the three months ended November 30, 2014 compared to $6,814 in the same period in 2013.  The change is the result of a net increase of approximately $71,539 in professional expenses.

Interest expense for the three months ended November 30, 2014 was $315 and interest expense in the same period of 2013 was $0.  Interest expense increased100% in the three months ended November 30, 2014 as compared to the same period the previous year.

During the three months ended November 30, 2014 we incurred a net loss of $(90,911) compared with $(17,500) for the same period in the prior year.   The change is the result of a net increase of approximately $71,539 in professional expenses.

Loss per common share for the three months ended November 30, 2014 was $(.01) as compared to a loss of $(.00) during the same period of 2013.

REVENUE

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

We had revenues of $42,395 for the three months ended November 30, 2014, compared to $39,600 in revenues during the same period in 2013.

EXPENSE

Our operating expenses consist of selling, general and administrative expenses.

Selling, general and administrative expenses increased by $74,825 or 1,198.1%, to $81,639 in the three months ended November 30, 2014 compared to $6,814 in the same period in 2013.  The change is the result of a net increase of approximately $71,539 in professional expenses.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

INCOME TAXES

We are subject to U.S. income taxes.  Due to the accumulative net loss, we would not subject income taxes yet.

NET LOSS

During the three months ended November 30, 2014 we incurred a net loss of $(90,911) compared with $(17,500) for the same period in the prior year.   The change is the result of a net increase of approximately $71,539 in professional expenses.

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2014.

The following table summarizes the results of our operations during the six months ended November 30, 2014, and 2013 and provides information regarding the dollar and percentage increase or (decrease) from the six month period ended November 30, 2014 to the same period of 2013.

	November 30, 2014	November 30, 2013	Increase (Decrease)	Percentage Increase (Decrease)
Product Sales, net	61,897	39,600	22,297	56.3
Cost of Goods Sold	72,560	50,286	22,274	44.3
Selling, General and Administrative Expense	131,251	42,036	89,215	312.2
Interest expense	440	9	431	4,888.9
Net income (loss)	(142,354)	(52,731)	(89,623)	(270)
Earnings (Loss) per common share	(.01)	(.01)	(.00)	-

We had revenues of $61,897 for the six months ended November 30, 2014, compared to $39,600 in revenues during the same period in 2013.  Our revenues increased 56.3% in the six months ended November 30, 2014.

Our cost of good sold for the six months ended November 30, 2014 was $72,560 as compared to $50,286 during the same period in 2013.

Selling, general and administrative expenses increased by $89,215 or 312.2%, to $131,251 in the six months ended November 30, 2014 compared to $342,036 in the same period in 2013.  The change is the result of a net increase of approximately $84,482 in professional expenses.

Interest expense for the six months ended November 30, 2014 was $440 and interest expense in the same period of 2013 was $9.  Interest expense increased 4,888.98% in the six months ended November 30, 2014.

During the six months ended November 30, 2014 we incurred a net loss of $(142,354) compared with $(52,731) for the same period in the prior year.   The change is the result of a net increase of approximately $84,482 in professional expenses.

Loss per common share for the six months ended November 30, 2014 was $(.01) as compared to a loss of $(.01) during the same period of 2013.

REVENUE

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

We had revenues of $68,8972 for the six months ended November 30, 2014, compared to $39,600 in revenues during the same period in 2013.

EXPENSE

Our operating expenses consist of selling, general and administrative expenses.

Selling, general and administrative expenses increased by $22,274 or 44.3%, to $72,560 in the six months ended November 30, 2014 compared to $50,286 in the same period in 2013.  The change is the result of a net increase of approximately $84,482 in professional expenses.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

INCOME TAXES

We are subject to U.S. income taxes.  Due to the accumulative net loss, we would not subject income taxes yet.

NET LOSS

During thesix months ended November 30, 2014 we incurred a net loss of $(142,354) compared with $(52,731) for the same period in the prior year.   The change is the result of a net increase of approximately $84,482 in professional expenses.

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

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including Fernando Oswaldo Leonzo, our Chief Executive Officer and Robert Gunther our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of November 30, 2014 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of August 31, 2014.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the first fiscal quarter ended November 30, 2014 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In October 2014, the Company issued 250,000 shares of common stock at $0.25 per share for services provided to the Company.

In October 2014, the Company issued 40,000 shares of common stock at $0.25 per share, the revenues were used for operations of the Company.

In November 2014, the Company issued 12,205 shares of common stock at $0.25 per share for services provided to the Company.

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

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.

Date: January 14, 2015	By: /s/ Fernando Oswaldo Leonzo Fernando Oswaldo Leonzo Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

Date: January 14, 2015	By: /s/ Robert Gunther Robert Gunther Chief Financial Officer, and Director (Principal Financial Officer)