Form 10-Q
period 2015-02-28
HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
filed 2015-04-14
CIK 1579010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2015

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

Yes ( ) No (X )

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the period ended in this report, February 28, 2015 the registrant had 11,737,905 shares of common stock outstanding.

As of the date of filing, April 14, 2015, the registrant had 11,737,905 shares of common stock outstanding.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

Hispanica International Delights of America, Inc.
(A Development Stage Company)
Condensed Balance Sheets
February 28, 2015 and May 31, 2014
(Unaudited)

ASSETS
	February 28,	May 31,
	2015	2014
Current Assets:
Cash and equivalents	$19,780	$21,136
Accounts receivable, net of allowance of $-0- and $-0-, respectively	39,856	53,447
Inventory, net	78,850	17,121
Total current assets	138,486	91,704

	$138,486	$91,704

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$32,135	64,193
Loan payable - stockholders	30,000	10,000
6% convertible notes	6,000	—
Total current liabilities	68,135	74,193

Commitments

Stockholders' Equity:
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized,1,000,000 issued and outstanding	1,000	1,000
Common stock, $0.001 par value; 100,000,000 shares authorized, 11,987,905 and 11,202,700 shares issued and outstanding, respectively	11,988	11,203
Additional paid in capital	405,572	207,057
Subscriptions receivable	—	—
Deficit accumulated during development stage	(348,209)	(201,749)
	70,351	17,511

	$138,486	$91,704

See accompanying summary of notes to unaudited condensed financial statements

Hispanica International Delights of America, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Nine Months Ended February 28, 2015 and for the Period
From April 15, 2013 (Inception) to February 28, 2015

	From April 15, 2013 (Inception) to February 28,	For the Three Months Ended February 28,		For the Nine Months Ended February 28,
	2015	2015	2014	2015	2014

Product sales, net	$242,749	$79,071	$—	$140,968	$39,600
Cost of goods sold	278,786	77,341	—	149,901	50,286
Gross profit	(36,037)	1,730	—	(8,933)	(10,686)

Expenses:
Officer's compensation	—	—	—	—	—
Advertising and promotion	717	—	—	317	—
Professional fees	289,082	3,875	1,717	126,508	39,868
Travel	2,920	321	216	1,391	373
Other	18,100	905	1,531	8,136	5,259
	310,819	5,101	3,464	136,352	45,500

Net loss before other income and expenses and provision for income taxes	(346,856)	(3,371)	(3,464)	(145,285)	(56,186)

Other income and (expenses)
Interest expense	(1,353)	(735)	(50)	(1,175)	(59)
	(1,353)	(735)	(50)	(1,175)	(59)

Net loss before provision for income taxes	(348,209)	(4,106)	(3,514)	(146,460)	(56,245)

Provision for income taxes	—	—	—	—	—

Net loss	$(348,209)	$(4,106)	$(3,514)	$(146,460)	$(56,245)

Basic and diluted loss per share	$(0.03)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average number of shares outstanding	10,531,736	11,896,350	10,237,500	10,986,783	9,824,041

See accompanying summary of notes to unaudited condensed financial statements

Hispanica International Delights of America, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from April 15, 2013 (Inception) to February 28, 2014

	Common Stock		Series A Preferred		Additional Paid in	Subscriptions	Accumulated Deficit During Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity
Balance at - April 15, 2013 (inception)	—	$—	—	$—	$—	$—	$—	$—

Issuance of common shares for cash at $0.002 per share as restated for 1:2 reverse split	5,900,000	5,900	—	—	5,900	—	—	11,800
Issuance of series A preferred shares for services at $0.001 per share	—	—	1,000,000	1,000	—	—	—	1,000
Issuance of common shares for cash at $0.00572 per share as restated for 1:2 reverse split	3,000,000	3,000	—	—	14,160	—	—	17,160
Issuance of common shares for cash at $0.02376 per share as restated for 1:2 reverse split	200,000	200	—	—	4,550	—	—	4,750
Issuance of common shares for cash at $0.10 per share as restated for 1:2 reverse split	100,000	100	—	—	9,900	—	—	10,000
Subscriptions receivable	—	—	—	—	—	(13,760)	—	(13,760)
Contribution to additional paid in capital	—	—	—	—	1,000	—	—	1,000
Net loss	—	—	—	—	—	—	(26,273)	(26,273)
Balance - May. 31, 2013	9,200,000	9,200	1,000,000	1,000	35,510	(13,760)	(26,273)	5,677

Issuance of common shares for cash at $0.10 per share as restated for 1:2 reverse split	50,000	50	—	—	4,950	—	—	5,000
Payment of subscription receivable	—	—	—	—	—	10,000	—	10,000
Issuance of common shares for cash at $0.10 per share as restated for 1:2 reverse split	50,000	50	—	—	4,950	—	—	5,000
Issuance of common shares for cash at $0.10 per share as restated for 1:2 reverse split	150,000	150	—	—	14,850	—	—	15,000
Issuance of common shares for services at $0.10 per share as restated for 1:2 reverse split	12,500	13	—	—	1,237	—	—	1,250
Payment of subscription receivable	—	—	—	—	—	2,160	—	2,160
Payment of subscription receivable	—	—	—	—	—	500	—	500
Issuance of common shares for cash at $0.10 per share as restated for 1:2 reverse split	150,000	150	—	—	14,850	—	—	15,000
Payment of subscription receivable	—	—	—	—	—	500	—	500
Payment of subscription receivable	—	—	—	—	—	500	—	500
Payment of subscription receivable	—	—	—	—	—	50	—	50
Issuance of common shares for services at $0.032 per share	350,000	350	—	—	10,850	—	—	11,200
Issuance of common shares for services at $0.032 per share	125,000	125	—	—	3,875	—	—	4,000
Issuance of common shares for services at $0.032 per share	125,000	125	—	—	3,875	—	—	4,000
Issuance of common shares for services at $0.032 per share	25,000	25	—	—	775	—	—	800
Contribution to additional paid in capital	—	—	—	—	1,500	—	—	1,500
Contribution to additional paid in capital	—	—	—	—	1,500	—	—	1,500
Contribution to additional paid in capital	—	—	—	—	1,500	—	—	1,500
Issuance of common shares for services at $0.10 per share	900,000	900	—	—	89,100	—	—	90,000
Issuance of common shares for cash at $0.25 per share	20,000	20	—	—	4,980	—	—	5,000
Issuance of common shares for cash at $0.25 per share	45,200	45	—	—	11,255	—	—	11,300
Payment of subscription receivable	—	—	—	—	—	50	—	50
Contribution to additional paid in capital	—	—	—	—	1,500	—	—	1,500
Net loss	—	—	—	—	—	—	(175,476)	(175,476)
Balance - May 31, 2014	11,202,700	11,203	1,000,000	1,000	207,057	—	(201,749)	17,511

Issuance of common shares for cash at $0.25 per share	38,000	38	—	—	9,462	—	—	9,500
Issuance of common shares for services at $0.25 per share	125,000	125	—	—	31,125	—	—	31,250
Contribution to additional paid in capital	—	—	—	—	1,500	—	—	1,500
Issuance of common shares for services at $0.25 per share	250,000	250	—	—	62,250	—	—	62,500
Issuance of common shares for cash at $0.25 per share	40,000	40	—	—	9,960	—	—	10,000
Issuance of common shares for services at $0.25 per share	12,205	12	—	—	3,038	—	—	3,050
Issuance of common shares for cash at $0.25 per share	60,000	60	—	—	14,940	—	—	15,000
Issuance of common shares for cash at $0.25 per share	10,000	10	—	—	2,490	—	—	2,500
Contribution to additional paid in capital	—	—	—	—	1,500	—	—	1,500
Issuance of common shares for cash at $0.25 per share	40,000	40	—	—	9,960	—	—	10,000
Issuance of common shares for cash at $0.25 per share	40,000	40	—	—	9,960	—	—	10,000
Issuance of common shares for cash at $0.25 per share	20,000	20	—	—	4,980	—	—	5,000
Issuance of common shares for cash at $0.25 per share	20,000	20	—	—	4,980	—	—	5,000
Issuance of common shares for cash at $0.25 per share	20,000	20	—	—	4,980	—	—	5,000
Issuance of common shares for cash at $0.25 per share	20,000	20	—	—	4,980	—	—	5,000
Issuance of common shares for cash at $0.25 per share	10,000	10	—	—	2,490	—	—	2,500
Issuance of common shares for cash at $0.25 per share	20,000	20	—	—	4,980	—	—	5,000
Issuance of common shares for cash at $0.25 per share	20,000	20	—	—	4,980	—	—	5,000
Issuance of common shares for cash at $0.25 per share	20,000	20	—	—	4,980	—	—	5,000
Issuance of common shares for cash at $0.25 per share	20,000	20	—	—	4,980	—	—	5,000
Net loss	—	—	—	—	—	—	(146,460)	(146,460)
Balance - February 28, 2015	11,987,905	11,988	1,000,000	1,000	405,572	—	(348,209)	70,351

Shares issued for services at $0.001 per share		—			—	—	—	—
Net loss	—	—	—	—	—	—		—
Balance - February 28, 2015	11,987,905	$11,988	1,000,000	$1,000	$405,572	$—	$(348,209)	$70,351

See accompanying summary of notes to unaudited condensed financial statements

Hispanica International Delights of America, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended February 28, 2015 and for the Period
From April 15, 2013 (Inception) to February 28, 2015

	From April 15, 2013 (Inception) to February 28,	For the Nine Months Ended February 28,
	2015	2015	2014

Cash flows from operating activities:
Net loss	$(348,209)	$(146,460)	$(56,245)
Adjustments to reconcile net loss to net cash used
by operating activities:
Accounts receivable	(39,856)	13,591	—
Inventory	(78,850)	(61,729)	(28,554)
Accounts payable and accrued expenses	32,135	(32,058)	(1,190)
Series A Preferred stock issued for services	1,000	—
Common stock issued for services	212,800	96,800	21,250
Net cash used by operating activities	(220,980)	(129,856)	(64,739)

Cash flows from financing activities:
Proceeds from issuance of common stock	194,760	99,500	53,710
Loan payable - stockholder	30,000	20,000	10,000
Proceeds from loan payable - related party	—	—	(7,500)
Stockholder contribution	10,000	3,000	4,500
Loan payable - related party	6,000	6,000	—
Net cash provided by financing activities	240,760	128,500	60,710

Net increase in cash and equivalents	19,780	(1,356)	(4,029)
Cash and equivalents at beginning of period	—	21,136	15,200
Cash and equivalents at end of period	$19,780	$19,780	$11,171

Supplemental cash flow information:
Cash paid during the period for:
Interest	$50	$—	$50
Income taxes	$—	$—	$—

See accompanying summary of notes to unaudited condensed financial statements

Hispanica International Delights of America, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

February 28, 2015

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

February 28, 2015

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment Information

The Company follows Accounting Standards Codification ("ASC") 280, "Segment Reporting". The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Net Loss Per Common Share

The Company calculates net income (loss) per share based on the authoritative guidance. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

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

February 28, 2015

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At February 28, 2015 cash equivalents were $545.

Fair Value of Financial Instruments

Pursuant to ASC No. 820. "Fair Value Measurement and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of February 28, 2015. The Company's financial instruments consist of cash. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Recent Pronouncements

There are no recent accounting pronouncements that apply to the Company.

Note 2 - CONCENTRATION OF CREDIT RISK

Sales and Accounts Receivable

During the nine months ended February 28, 2015, sales to one customer accounted for approximately 63% of the Company's net sales.

Note 3. INVENTORY

Inventory consists of raw materials and finished goods. Inventory is valued at the lower of cost or market. HIDA determines cost using the first-in, first-out method of accounting. Inventory, net of reserves for obsolescence, consisted of the following at February 28, 2015 and May 31, 2014:

	February 28, 2015	May 31, 2014
Raw materials	$8,121	$8,121
Finished goods	70,729	9,000
Total Inventory	$78,850	$17,121

Hispanica International Delights of America, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

February 28, 2015

Note 4. LOANS PAYABLE - STOCKHOLDERS

In February 2014 a stockholder lent the Company $10,000. The loan bears interest at 12% per annum and matures on February 28, 2015. Accrued and unpaid interest totaled $521 at February 28, 2015.

In February 2015 a stockholder and officer lent the Company $20,000. The loan bears interest at 36% per annum. Under the terms of the agreement the stockholder/officer can demand repayment of the principal on May 5, 2015. If demand for repayment is not made at that time the loan will mature on May 20, 2015. Accrued and unpaid interest totaled $460 at February 28, 2015.

Note 5. 10% CONVERTIBLE DEBENTURE

In September 2014, the Company issued a convertible debenture for the principal amount of $6,000. The debenture had an original due date of December 31, 2014. In January 2015, the holder signed an amendment that made the debenture and accrued interest payable on demand. Interest accrues at 10% per annum. The debenture holder has the option of converting the debenture in in whole or in part into the Company's common stock at the rate of $0.25 per share at any time prior to redemption. At February 28, 2015, accrued interest on the debenture was $340.

Note 6. STOCKHOLDERS' EQUITY

In August 2013, the Company authorized a 1:2 reverse split (Note 7). Consequently, the shares that were issued and outstanding at July 31, 2013 have been restated to reflect the effect of the reverse split.

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001 per share. At February 28, 2015, 10,237,500 shares of common stock, as restated to reflect the August 2013, 1:2 reverse split were issued and outstanding.

The Company has authorized 10,000,000 shares of Series A preferred stock with a par value of $0.001 per share. At February 28, 2015, 1,000,000 shares of common stock were issued and outstanding. These shares can vote on all matters on a 50 votes per one share basis.

In April 2013, the Company issued 5,900,000 shares of common stock at par value, or $0.002 per share.

Hispanica International Delights of America, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

February 28, 2015

Note 6. STOCKHOLDERS' EQUITY (continued)

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

February 28, 2015

In October 2014, the Company issued 40,000 shares of common stock at $0.25 per share.

In November 2014, the Company issued 12,205 shares of common stock at $0.25 per share for services provided to the Company.

In November 2014, the Company issued 70,000 shares of common stock at $0.25 per share.

In December 2014, the Company issued 40,000 shares of common stock at $0.25 per share.

In December 2014, the Company issued 40,000 shares of common stock at $0.25 per share.

In December 2014, the Company issued 20,000 shares of common stock at $0.25 per share.

In January 2015, the Company issued 20,000 shares of common stock at $0.25 per share.

In January 2015, the Company issued 20,000 shares of common stock at $0.25 per share.

In January 2015, the Company issued 20,000 shares of common stock at $0.25 per share.

In January 2015, the Company issued 20,000 shares of common stock at $0.25 per share.

In January 2015, the Company issued 10,000 shares of common stock at $0.25 per share.

In January 2015, the Company issued 20,000 shares of common stock at $0.25 per share.

In January 2015, the Company issued 20,000 shares of common stock at $0.25 per share.

Hispanica International Delights of America, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

February 28, 2015

Note 6. STOCKHOLDERS' EQUITY (continued)

In January 2015, the Company issued 20,000 shares of common stock at $0.25 per share.

Note 7. COMMITMENTS AND CONTINGENCIES

The Company currently leases its offices on a month to month basis from the Company's President and stockholder for $750 per month.

Rent expense for the three and nine months ended February 28, 2015 totaled $2,250 and $5,250, respectively. Of this amount, $3,000 was capitalized as additional paid-in capital and $2,250 has been recorded as an accrued expense.

Note 8. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%

As of February 28, 2015, the Company has a net operating loss carryforward of approximately $135,000. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2033. The deferred tax asset relating to the operating loss carryforward has been fully reserved at February 28, 2015.

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

Hispanica International Delights of America, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

February 28, 2015

Note 9. RELATED PARTY TRANSACTIONS (continued)

The Company acquires all of its products from Gran Nevada Beverage, Inc. under the terms of the distribution agreement. During the nine months ended February 28, 2015, these purchases totaled approximately $189,000.

At February 28, 2015, the Company owed Gran Nevada Beverage, Inc. approximately $36,000 for purchases made under the terms of the distribution agreement.

Note 10. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from April 15, 2013 (inception) to February 28, 2015, the Company incurred a net loss of approximately $348,000. In addition, the Company has minimal assets and limited revenues as of February 28, 2015.

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

EMPLOYEES

The company does not have any employees.  As of the date of this filing, Fernando Oswaldo Leonzo our Chief Executive Officer, Robert Gunther our Chief Financial Officer and Jerry Gruenbaum our Chief Legal Officer do not have an have any employment agreement.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $(348,209) for the period from April 15, 2013 (inception) to February 28, 2015, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a going concern. At February 28, 2015, we had $19,780 cash on hand and a deficit accumulated during the development stage of $(348,209).   See “Liquidity and Capital Resources.”

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

NET LOSS FROM OPERATIONS

The Company had a net loss of $(348,209) for the period from April 15, 2013 (inception) through February 28, 2015. The company had net loss of $(4,106) for the three months ended February 28, 2015 and a net loss of $(146,460) for the nine months ended February 28, 2015 as compared to $(3,514) for the three months ended February 28, 2014 and a net loss of $(56,245) for the nine months ended February 28, 2014, respectively.  The increase in net loss is primarily due to the increase in professional fees from $1,717 for the three months ended February 28, 2014 as compared to $3,875 for the three months ended February 28, 2015 and an increase in professional fees from $39,868 for the nine months ended February 28, 2014 as compared to $126,508 for the nine months ended February 28, 2015.

CASH FLOW

Our primary source of liquidity has been cash from sales of shares and loans from shareholders.

WORKING CAPITAL

As of February 28, 2015 the Company had total current assets of $138,486 and total liabilities of $68,135, which resulted in working capital of $70,351. As of May 31, 2014, the Company had total current assets of $91,704 and total current liabilities of $74,193 resulting in a working capital of $17,511.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2015.

The following table summarizes the results of our operations during the three months ended February 28, 2015, and 2014 and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended February 28, 2015 to the same period of 2014.

	February 28, 2015	February 28, 2014	Increase (Decrease)	Percentage Increase (Decrease)
Product Sales, net	79,071	—	79,071	—
Cost of Goods Sold	77,341	—	77,341	—
Selling, General and Administrative Expense	5,101	3,464	1,637	147.2
Interest expense	735	50	685	1,470.0
Net income (loss)	(4,106)	(3,514)	(592)	(116.8)
Earnings (Loss) per common share	(.00)	(.00)	(.00)	0.0

We had revenues of $79,071 for the three months ended February 28, 2015, compared to $0 in revenues during the same period in 2014.

Our cost of good sold for the three months ended February 28, 2015 was $77,341 as compared to $0 during the same period in 2014.

Selling, general and administrative expenses increased by $1,637 or 147.2%, to $5,101 in the three months ended February 28, 2015 compared to $3,464 in the same period in 2014.  The change is the result of a net increase of approximately $2,158 in professional expenses.

Interest expense for the three months ended February 28, 2015 was $735 and interest expense in the same period of 2014 was $50.  Interest expense increased 1,470% in the three months ended February 28, 2015 as compared to the same period the previous year.

During the three months ended February 28, 2015 we incurred a net loss of $(4,106) compared with $(3,514) for the same period in the prior year.   The change is the result of a net increase of approximately $2,158 in professional expenses.

Loss per common share for the three months ended February 28, 2015 was $(.00) as compared to a loss of $(.00) during the same period of 2014.

REVENUE

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

We had revenues of $79,071 for the three months ended February 28, 2015, compared to $0 in revenues during the same period in 2014.

EXPENSE

Our operating expenses consist of selling, general and administrative expenses.

Selling, general and administrative expenses increased by $1,637 or 147.2%, to $5,101 in the three months ended February 28, 2015 compared to $3,464 in the same period in 2014.  The change is the result of a net increase of approximately $2,158 in professional expenses.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

INCOME TAXES

We are subject to U.S. income taxes.  Due to the accumulative net loss, we would not yet be subject to income taxes.

NET LOSS

During the three months ended February 28, 2015 we incurred a net loss of $(4,106) compared with $(3,514) for the same period in the prior year.   The change is the result of a net increase of approximately $2,158 in professional expenses.

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2015.

The following table summarizes the results of our operations during the nine months ended February 28, 2015, and 2014 and provides information regarding the dollar and percentage increase or (decrease) from the nine month period ended February 28, 2015 to the same period of 2014.

	February 28, 2015	February 28, 2014	Increase (Decrease)	Percentage Increase (Decrease)
Product Sales, net	140,968	39,600	101,368	356.0
Cost of Goods Sold	149,901	50,286	99,615	298.1
Selling, General and Administrative Expense	136,352	45,500	90,852	299.7
Interest expense	1,175	59	1,116	1,991.5
Net income (loss)	(146,460)	(56,245)	(90,215)	(260.4)
Earnings (Loss) per common share	(.00)	(.00)	(.00)	0.0

We had revenues of $140,968 for the nine months ended February 28, 2015, compared to $39,600 in revenues during the same period in 2014.  Our revenues increased 356.0% in the nine months ended February 28, 2015.

Our cost of good sold for the nine months ended February 28, 2015 was $149,901 as compared to $50,286 during the same period in 2014.

Selling, general and administrative expenses increased by $90,852 or 299.7%, to $136,352 in the nine months ended February 28, 2015 compared to $45,500 in the same period in 2014.  The change is the result of a net increase of approximately $126,508 in professional expenses.

Interest expense for the nine months ended February 28, 2015 was $1,175 and interest expense in the same period of 2014 was $59.  Interest expense increased 1,991.5% in the nine months ended February 28, 2015.

During the nine months ended February 28, 2015 we incurred a net loss of $(146,460) compared with $(56,245) for the same period in the prior year.   The change is the result of a net increase of approximately $126,508 in professional expenses.

Loss per common share for the nine months ended February 28, 2015 was $(.00) as compared to a loss of $(.00) during the same period of 2014.

REVENUE

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

We had revenues of $140,968 for the nine months ended February 28, 2015, compared to $39,600 in revenues during the same period in 2014. Our revenues increased 356.0% in the nine months ended February 28, 2015.

EXPENSE

Our operating expenses consist of selling, general and administrative expenses.

Selling, general and administrative expenses increased by $90,852 or 299.7%, to $136,352 in the nine months ended February 28, 2015 compared to $45,500 in the same period in 2014.  The change is the result of a net increase of approximately $126,508 in professional expenses.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

INCOME TAXES

We are subject to U.S. income taxes.  Due to the accumulative net loss, we would not yet be subject to income taxes.

NET LOSS

During the nine months ended February 28, 2015 we incurred a net loss of $(146,460) compared with $(56,245) for the same period in the prior year.   The change is the result of a net increase of approximately $126,508 in professional expenses.

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

On February 28, 2015, Fernando Oswaldo Leonzo, our Chief Executive Officer and Robert Gunther, our Chief Financial Officer as of the date of this filing, reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by this report and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission due to a material weakness identified, and that (ii) the Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness identified relates to the lack of proper segregation of duties. The Company believes that the lack of proper segregation of duties is due to the Company’s limited resources.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management, including Fernando Oswaldo Leonzo, our Chief Executive Officer and Robert Gunther our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f). Management conducted an assessment as of February 28, 2015 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was ineffective as of February 28, 2015.

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

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In December 2014, the Company issued 100,000 shares of common stock at $0.25 per share, the proceeds were used for operations of the Company.

In January 2015, the Company issued 150,000 shares of common stock at $0.25 per share, the proceeds were used for operations of the Company.

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

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.

Date: April 14, 2015	By: /s/ Fernando Oswaldo Leonzo Fernando Oswaldo Leonzo Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

Date: April 14, 2015	By: /s/ Robert Gunther Robert Gunther COO and Director (Principal Financial Officer)