Form 10-K
period 2015-05-31
HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
filed 2015-08-31
CIK 1579010

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

_____________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: May 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

As of May 31, 2015 (the last day of the registrant’s most recently completed fourth fiscal quarter), the aggregate market value of the registrant’s 7,760,000 shares of common stock held by non-affiliates of the registrant was $19,943,200 (based on its reported last sale price on May 29, 2015 of $2.57 per share).

As of August 24, 2015, there were 12,199,405 shares of the registrant's common stock, par value $0.001, issued and outstanding.

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

All references in this Annual Report on Form 10-K to “HISP,” “Hispanica International Delights of America,” the “Company,” “we,” “us” or “our” mean Hispanica International Delights of America, Inc.

PART I

ITEM 1.   BUSINESS

COMPANY OVERVIEW

Hispanica International Delights of America, Inc. (the “Company” or “HISP”) was incorporated on April 15, 2013 and is a Delaware company that is dedicated to building one of the premier companies distributing ethnic inspired food and beverages throughout the United States.  HISP has already begun to distribute fruit juices, nectars, and milk based products and intends to distribute teas, carbonated drinks, dry goods, preserves, and bakery products. These brands emulate the flavors, tastes, and traditions which have been known for generations among the Hispanic and other ethnic groups which are now becoming part of the American mainstream diet. The brands distributed are under a proprietary basis (through distribution agreements and/or exclusive licensing arrangements). In October 2013, the Company signed a distribution agreement with Gran Nevada Beverage, Inc. (“Gran Nevada” or “GN”), an entity related through common management. The agreement provides the Company with the right to sell and distribute Gran Nevada's beverages in Texas and California with purchase prices at the then applicable wholesale prices charged to Gran Nevada's distributors. The agreement is for an initial term of five years with automatic renewals of successive five year terms unless terminated. HISP initiated sales and distribution operations in March 2014.

CURRENT OPERATIONS

Sales

HISP currently markets and sells traditional Hispanic beverages. The Company plans to market and sell traditional Hispanic and ethnic food packaged products and will license and/or acquire existing brands and distributors of Hispanic products. Brands sought by HISP are primarily engaged in the business of developing, manufacturing, marketing and selling unique, premium, non-alcoholic beverages as well as all natural food products that targeted toward Hispanic and ethnic-neutral consumers.

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

As of May 2015, Gran Nevada had eight (8) SKUs that are manufactured in North America. Gran Nevada intends to expand to 13 SKUs by adding five new product lines of popular existing flavors in larger formats. HISP currently sells 70% of its products through distributors to grocery stores, which want larger containers for home consumption and food service markets rather than just the current eight single serve products. YaYa Foods will package the Horchata de Morro and Mexican Horchata 1 liter Tetra Pack cartons. Mrs. Clark's has been selected to bottle GN’s Tamarind, Mango & Guava flavors in 64oz PET containers. The Gran Nevada products distributed are all natural, not from concentrate, preservative-free Aguas Frescas (Mexican Horchata, Horchata de Morro, Tamarindo, Hibiscus, Mango, Guava, Pineapple, and Limeade). These products are geared towards the Hispanic market, but may appeal to almost any palate. An important part of HISP's overall strategy will be expansion through the acquisition of distributors.

HISP has sales through several distributors and regularly seeks to broaden its distribution channels. The Company has engaged third party sales and marketing brokers in many areas of the country. The Company also intends to sell directly to retailers, including large chain stores. Direct to retail, or Direct Store Delivery (DSD) enables manufacturers to offer better prices to retailers, which results in higher gross margins for retailers.

Intellectual Property

The Company is in the process of securing a trademark for its name and logo. HISP does not have a trademark for Hispanica International Delights of America as of August 2015.

Competition

As a distributor of Hispanic and Ethnic packaged food products, the Company expects to have a portfolio of products that will not only include beverages. The main competitors of the Company include Goya Foods, Marquez Brothers International, Diaz Foods, La Fe Foods International, Grace Foods, as well as other regional Ethnic Food Distributors. HISP will focus on selecting brands of all natural packaged foods. Although some competitors are selling and distributing similar products, they use different packaging options and in particular market foods that have high contents of artificial flavors, colors, and sweeteners as well high sodium contents. Additionally, our competitors import the majority of their distributed products, which are made with lower quality and price point raw materials. HISP will focus on distributing all natural products as well as obtaining exclusive rights to brands that can be manufactured closer to its U.S. market base. HISP is committed to building long-term relationships with its consumers by offering superior, high quality products at the most competitive prices.

The packaged beverage market is highly competitive. Competitors in our market compete for brand recognition, ingredient sourcing, qualified personnel, distribution and product shelf space.  As a developing company, a majority of our competitors are more established and better capitalized than HISP.  The packaged beverage market is generally dominated by the largest beverage providers, including The Coca-Cola Company and PepsiCo, Inc.  Many of our competitors enjoy significant brand recognition and consumer confidence and are able to readily secure shelf space and media attention for their products. Many of our competitors also have existing relationships with the same distribution channels and retailers through which we sell our products. We intend to compete in the market by offering consumers affordable products that taste better and possess a longer shelf life than most products in the market.

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

Employees

As of May 31, 2015, the Company had no full-time employees. Personnel are independent contractors or insider owners who do not receive cash compensation but may receive stock compensation. The Company mitigates the need for a production staff by purchasing finished inventory. The Company has contracted with food brokers to represent Gran Nevada® to retail stores nationally. In certain regions of the United States, we utilize the services of direct sales and distribution companies, which sell our products through their distribution channels. This can mitigate the need for a large sales and merchandising force. The Company also outsources its logistics to third-parties, which can reduce the need for employees in these roles.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Stamps Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company: until the earliest of (1) the last day of the fiscal year during which our revenues exceed $1 billion, (2) the date on which we issue more than $1 billion non-convertible debt in a three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act of 1933, as amended, or (4) when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirements to provide only two years of audited financial statements, instead of three years.

ITEM 1A.    RISK FACTORS

As a “Smaller Reporting Company”, the Company is not required to provide this information.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

As a “Smaller Reporting Company”, the Company is not required to provide this information.

ITEM 2.   PROPERTIES

The Company rents office space in Baldwin, NY on a month-to-month basis at a cost of $750 per month from an officer and stockholder of the Company.

ITEM 3.  LEGAL PROCEEDINGS

No legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party.

ITEM 4.   MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has two classes of stock outstanding, Common Stock and Preferred Stock. The Company’s Common Stock is quoted on the OTC Bulletin Board under the symbol “HISP.” The table below sets forth the high and low reported closing prices per share of Common Stock for the period’s indicated . There is no established public trading market for the Preferred Stock.

	Fiscal Year
	2015		2014
	High	Low	High	Low
First quarter	$—	$—	—	—
Second quarter	$2.00	$1.25	—	—
Third quarter	$2.50	$1.80	—	—
Fourth quarter	$2.75	$2.41	—	—

The Company has not declared dividends and does not intend to in the foreseeable future. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

Holders

As of August 24, 2015, there were 12,199,405 shares of Common Stock issued and outstanding held by 66 shareholders of record. As of August 24, 2015, there were 1,000,000 shares of Preferred Stock issued and outstanding held by 3 shareholders of record. Preferred shares are not convertible and do not receive dividends.

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

Recent Sales of Unregistered Securities

From inception, the Company issued the following unregistered securities in private transactions without registering the securities under the Securities Act: The Company has authorized 100,000,000 shares of common stock with a par value of $0.001 per share. As of May 31, 2015, 12,168,905 shares of common stock were issued and outstanding. The Company has authorized 10,000,000 shares of Series A preferred stock with a par value of $0.001 per share. As of May 31, 2015, 1,000,000 shares of preferred stock were issued and outstanding. The preferred stock has preferential voting rights of 50 votes per share.  In April 2013, we sold a total of 5,900,000 shares of our common stock to twelve investors at $0.002 per share for total proceeds of $11,800.  We relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to make the offering inasmuch as the investors were accredited and there was no form of general solicitation or general advertising relating to the offer.  Of the 5,900,000 shares sold above, 4,300,000 shares were sold to the three founders on April 15, 2013: 3,500,000 to Fernando Oswaldo Leonzo, 600,000 to Robert Gunther and 200,000 to Jerry Gruenbaum for a total consideration of $8,600. Jerry Gruenbaum resigned as a director on April 16, 2015.

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

In June 2014, the Company issued 38,000 shares of common stock to seven investors at $0.25 per share. The proceeds were used for operations of the Company.

In July 2014, the Company issued 125,000 shares of common stock to one investor at $0.25 per share for services provided to the Company.

In October 2014, the Company issued 250,000 shares of common stock to one investor at $0.25 per share for services provided to the Company.

In October 2014, the Company issued 40,000 shares of common stock to one investor at $0.25 per share. The proceeds were used for operations of the Company.

In November 2014, the Company issued 82,205 shares of common stock to three investors at $0.25 per share. The proceeds were used for operations of the Company.

In December 2014, the Company issued 210,000 shares of common stock to seven investors at $0.25 per share. The proceeds were used for operations of the Company.

In January 2015, the Company issued 40,000 shares of common stock to two investors at $0.25 per share. The proceeds were used for operations of the Company.

In March 2015, the Company issued 40,000 shares of common stock to three investors at $0.25 per share. The proceeds were used for operations of the Company.

In April 2015, the Company issued 10,000 shares of common stock to one investor at $0.25 per share. The proceeds were used for operations of the Company.

In April 2015, the Company issued 4,000 shares of common stock to one investors at $0.25 per share for services provided to the Company.

In May 2015, the Company issued 3,000 shares of common stock to one investor at $0.25 per share for services provided to the Company.

In May 2015, the Company issued 124,000 shares of common stock to five investors at $0.25 per share for services provided to the Company.

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

All of our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to our financial statements, included elsewhere in this filing. We have identified the following as our critical accounting policies and estimates, which are defined as those that are reflective of significant judgments and uncertainties, are the most pervasive and important to the presentation of our financial condition and results of operations and could potentially result in materially different results under different assumptions, judgments or conditions.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Use of Estimates  — The financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Stock-based Compensation  — ASC Topic 718, “Accounting for Stock-Based Compensation” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights.

ASC Topic 718 requires employee compensation expense to be recorded using the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of ASC Topic 718.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10 to eliminate certain financial reporting requirements. In accordance with that pronouncement we have elected to adopt the elimination of certain financial reporting requirements including the presentation of inception-to-date information in the statements of operations, cash flows, and stockholder’s deficiency and labeling the financial statements as those of a development stage entity.

In May 2014, FASB and IASB issued a new joint revenue recognition standard that supersedes nearly all U.S. GAAP guidance on revenue recognition. The core principal of the standard is that revenue recognition should depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard is effective for the Company for the fiscal year beginning June 1, 2017 and the effects of the standard on the Company’s consolidated financial statements are not known at this time.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying consolidated financial statements

Results of Operations

Years Ended May 31, 2015 and 2014

Revenues

The Company commenced distribution of Gran Nevada products in April 2013 in Delaware, Maryland, Virginia, Pennsylvania, New York, Texas and California.  The eight products distributed from Gran Nevada (http://www.grannevadabeverage.com) are all natural, not from concentrate, preservative-free brand of aguas frescas (Mexican Horchata, Horchata de Morro, Tamarindo, Hibiscus, Mango, Guava, Pineapple, and Limeade) available in the United States today. Revenues from its eight products for the year ended May 31, 2015 were $214,502, an increase of 111% from $101,781 in sales in the previous fiscal year.

Cost of Goods Sold

Cost of Goods Sold includes finished goods, freight-in, and warehousing expense.  For the year ended May 31, 2015, cost of goods sold was $240,017, or 112% of sales compared to the year ended May 31, 2014 when cost of goods sold was $128,885, or 127% of sales. The negative gross profit was primarily the result of pricing discounts offered to acquire market share.

Operating Expenses

For the year ended May 31, 2015, operating expenses were $184,258, an increase of $36,041 or 24% over operating expenses for the year ended May 31, 2014 of $148,217.  HISP continued to incur costs associated with launching commercial operations in the year ended May 31, 2015. The expenses consisted primarily of (a) professional advisory service fees and consulting fees, which were $152,900 for the year ended May 31, 2015 as compared to $137,324 during the year ended May 31, 2014,  (b) marketing, promotional, licensing and related fees, which were $3,417 for the year ended May 31, 2015 as compared to $400 during the year ended May 31, 2014, (c) travel, which was $1,485 during the year ended May 31, 2015 as compared to $1,529 during the year ended May 31, 2014, and (d) miscellaneous, which was $26,456 during the year ended May 31, 2015 as compared to $8,964 during the year ended May 31, 2014.

Liquidity and Capital Resources

Liquidity

During the year ended May 31, 2015, the Company received cash proceeds of $112,000 as a result of the Company’s sale of common stock through the offering dated September 1, 2014 and the sale of common stock in June 2014. The Company utilized the majority of these funds for operations and distribution, as well as to promote and market the business.  Additionally, the Company used some of the funds for administrative costs, including legal fees, audit fees and compensation costs.

Subsequent to the year ended May 31, 2015, the Company received additional cash proceeds of $6,000 from the sale of common stock.

Working Capital Needs

The Company has insufficient cash on hand to fund the operations of the Company through May 2016. Although our operations have begun to generate increased cash flow they are not yet at the point that they will be able to maintain our operations. Management will continue to seek financing or raise funds through private placements so the Company will be able to meet its obligations. As a result, there is substantial doubt about our ability to continue as a going concern.

ITEM 7A .       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “Smaller Reporting Company”, the Company is not required to provide this information.

ITEM 8 .   FINANCIAL STATEMENTS

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the year ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Title	Date First Appointed
Fernando Oswaldo Leonzo	44	Chief Executive Officer, Chairman and Director	April 15, 2013 (inception)

Robert Gunther	65	Chief Operations Officer, Treasurer, Secretary, Director	April 15, 2013 (inception)

John Carlos Romagosa	38	Director	October 10th, 2014

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Biographical information of each current officer and director is set forth below.

The Chairman and Chief Executive Officer, Mr.  Fernando “Oswaldo” Leonzo , is a founder of, and has been employed by HISP since its inception in April of 2013. Mr. “Oswaldo” Leonzo has over 13 years’ experience in the Food and Beverage industry both from the distribution side as well as the brand side. He has also been working with contract manufacturers and suppliers as well as logistics companies for transshipments both in the U.S. and overseas for both Export and Imports- primarily in Latin America. For the past 14 years Fernando Oswaldo Leonzo has worked for the following companies: Deep River Snacks (NYC Regional Sales Manager from February to December, 2011), Reeds, Inc. (New York Metropolitan Area Sales Manager from January to December, 2010), Cheeseworks, Inc. (Sales Director from December 2008 to December 2009), Presto Food & Beverage, Inc. (President & CEO from July 2001 to December 2008).; Gran Nevada Beverage, Inc. (President from November 2011 to present).  He served on the board of directors and founded Presto Food & Beverage, Inc. in 2001. Presto’s Hispanic beverage brand, SolMaya, grew from zero to over $2 million in sales. This is primarily why he was selected as a director of HISP. Previously, he worked for almost a decade in the financial industry, initially as a sales executive with regional financial firms and later for a major clearinghouse on Wall Street. Prior to his financial service industry experience, he successfully operated a business that distributed recorded music to retailers in the U.S., Mexico and Colombia. He received his undergraduate degree (B.A.) in International Studies from New York University (NYU). He currently serves on the board of directors of HISP.

The Chief Operations Officer, Treasurer and Director, Robert Gunther is a founder of HISP since its inception in April of 2013. He has 25 years’ experience in manufacturing. For the past five years, he has managed his own sales business under his own name specializing in products for apparel and construction. From December 1988 to December 2008 he was a Sr. Account Executive with Georgia Narrow Fabrics / Premier Narrow Fabrics in New York City. As the one of the firm's producing Account Executives, he generated sales to major accounts including Jockey, Fruit of the Loom, Warner, and VF. The product line included a broad range of knit and woven elastic products. In the mid-80s, he helped develop new apparel customers and manufacturing facilities for Hewlett Manufacturing. From July 1971 to April 1986, he was vice president at Gunther & Sharfman, a family-owned apparel manufacturing business. He participated in design, merchandising, sales, purchasing and manufacturing. His background includes 25 years of experience managing in purchasing and negotiation contracts for materials. Gunther has a BS from Long Island University.  Mr. Gunther’s extensive business experience combined with his personal interest in the business is expected to provide the Board with insight and guidance in matters of corporate finance, business development and industry strategy.

Director, Juan Carlos Romagosa, is currently the managing director and founder of Latin Sales & Marketing, LLC. (“LSM“), founded in 2012. LSM is a leading brokerage/marketing/consulting firm innovating the retail, foodservice and private label sector of the Hispanic consumer packed goods industry. LSM facilitates the emergence of major Latin manufacturers and US manufacturers for the steadily growing Hispanic market in the USA. Mr. Romagosa's extensive experience and relationships, within the Hispanic and Ethnic Food industry, will benefit the Board of Hispanica as it positions the company, its management, its products, and its distribution channels in becoming a leading edge company in the fastest growing segment of the food industry.

Mr. Romagosa was the managing director and partner of Falcon International Distributors, LLC., a leading ethnic foods distributor on the east coast, holding a chief procurement role for over ten years. Mr. Romagosa helped build that company from $9 million in revenues to over $100 million in revenues during his tenure before successfully selling the business in 2011. He has received Chamber of Commerce awards in New York and New Jersey, and has been responsible for the contribution of over a million pounds of donated products to food banks in the Northeast of the US. Mr. Romagosa is an Alumni of Saint John's University where he studied Finance, Business Administration, and Marketing.

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

Compliance with Section 16(a) of the Exchange Act

Our Common Stock is not registered pursuant to Section 12 of the Exchange Act. On July 7th 2015, our common stock became registered pursuant to section 12g of the exchange act. Accordingly, our officers, directors and principal shareholders are subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules).

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Fernando Oswaldo Leonzo (2)	2015	$—	$—	$—	$—	$—	$7,500	$7,500
Chief Executive Officer & Chairman of the Board
Robert Gunther	2015	$—	$—	$—	$—	$—	$—	$—
Chief Operations Officer, Treasurer, Secretary & Director
Juan Carlos Romagosa (1)	2015	$—	$—	$—	$—	$—	$15,000	$15,000
Director

The Summary Compensation Table omits columns for Bonus, Stock Awards, Option Awards, Non-Equity Incentive Plan Compensation as no such amounts were paid to the named executive officers during the fiscal years ended May 31, 2015 or 2014.

(1)	In lieu of a cash payment of salary earned during the 2015 fiscal year, Mr. Romagosa elected to receive 60,000 shares of restricted Series A Common Stock (“Common Stock”) at a price of $0.25 per share pursuant to the terms of an May 18, 2015 board resolution described in Note 6 to the Financial Statements included in this Form 10-K.

(2)	Rent of $7,500 earned by Mr. Leonzo is listed in the table above as “All Other Compensation.” The forms of payment are described in Note 7.

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

Outstanding Equity Awards at Fiscal Year-End

As of May 31, 2015, there are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of the Company.

Director Compensation

John Carlos Romagosa, a non-employee director received 60,000 shares in compensation for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. Board members are not reimbursed for expenses incurred in connection with attending meetings.  During the year ended May 31, 2015, there were no other arrangements that resulted in our making payments to any of our non-employee directors for any services provided to us by them as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of August 1, 2015 by:

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

Title of class	Name and address of beneficial owner	Amount of beneficial ownership (1)	Percent of class (2)

Common Stock	Fernando Oswaldo Leonzo, Director - 20 Lindberg Lane, New City NY 10956	3,800,000	31%

Common Stock	Robert Gunther, Director - 3536 Daniel Crescent, Baldwin NY 11510	900,000	7%

Common Stock	Juan Carlos Romagosa, Director – 275 Robby Lane, Manhasset Hills, NY 11040	60,000	0.5%

Common Stock	Michael Gunther - 100 Colt Rd., Summit NJ 07901	3,000,000	25%

All Executive Officers and Directors as a group consisting of three individuals		4,760,000	39%

The percent of class is based on 12,199,405 shares of common stock issued and outstanding as of August 24, 2015.

(1)	Shares are restricted and fully vested.
(2)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Preferred Stock	Fernando Oswaldo Leonzo - 20 Lindberg Lane, New City NY 10956	600,000	60%

Preferred Stock	Robert Gunther - 3536 Daniel Crescent, Baldwin NY 11510	300,000	30%

Preferred Stock	Jerry Gruenbaum - 116 Court St. Suite 707, New Haven CT. 06520	100,000	10%

All Executive Officers and Directors as a group consisting of two individuals		900,000	90%

The percent of class is based on 1,000,000 shares of preferred stock issued and outstanding as of August 24, 2015.

Securities Authorized For Issuance Under Equity Compensation Plans

Our board of directors has not adopted any Stock Option Plans as of May 31, 2015.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Chairman and CEO of HISP, Mr. Fernando “Oswaldo” Leonzo, owns no shares in GN but is GN’s current President.  Mr. Leonzo owns 31% of HISP consisting of 3,800,000 common shares for which he paid $7,000 or $0.002 per share and 600,000 preferred shares valued at $600 which he received for services rendered to the Company. The ownership of GN is as follows: 70% by Olympic Beverage, LLC (solely owned and controlled by Mr. Jose Fidel Cabrera Escobar), 12% Robert Gunther, 16% among four other individuals. Of these individuals only Mr. Gunther owns 7% in HISP consisting of 900,000 common shares for which he paid $1,200 or $0.002 per share and 300,000 preferred shares valued at $300 which he received for services rendered to the Company. There was also a short term Promissory Note dated May 23, 2013 for the amount of $7,500 from GN with an annual interest rate of 3% and due on August 31, 2013, which was paid back in full by HISP on June 14, 2013. As of this date, HISP does not owe any monies to GN.

The Company currently leases its offices on a month to month basis from Mr. Fernando "Oswaldo" Leonzo for $750 per month (Note 7). The current officers and directors of the Company are involved in other business activities and may, in the future, become involved in additional business opportunities. There are no contracts, options, warrants, rights, licensing agreements, employment agreements or any other agreements of any kind between HISP and any of its current officers and directors.  If a specific business opportunity becomes available, such person may face a conflict in selecting between our business interest and their other business interests. The policy of the Board is that any personal business or corpora opportunity incurred by an officer or director of HISP must be examined by the Board and turned down by the Board in a timely basis before an officer or director can engage or take advantage of a business opportunity which could result in a conflict of interest.

The founder's Common Shares as disclosed herein were sold to our officers and directors in April 2013. The Company believes that the issuance of these shares was exempt from registration pursuant to Section (2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. The Founders, Fernando “Oswaldo” Leonzo (Chairman & CEO), Robert Gunther (Treasurer, Secretary, Director & Chief Operations Officer), and Jerry Gruenbaum were issued the following Preferred Shares as founders for services rendered as Officers and Directors as of April 30, 2013, 600,000 Preferred Shares, 300,000 Preferred Shares, and 100,000 Preferred Shares respectively. Jerry Gruenbaum resigned as a director on April 16, 2015.  None of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that has or will materially affect us:

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

As of July 2015, the Company engaged Raich Ende Malter & Co. LLP as its independent registered public accounting firm.

The aggregate fees billed to the Company for services rendered in connection with the years ended May 31, 2015 and 2014 are set forth in the table below:

Fee Category	2015	2014
Audit fees (1)	$12,250	$$5,250
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	2,000
Total fees	$12,250	$7,250

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. Total fees billed by Raich Ende Malter & Co. LLP for the audit of our fiscal year ended May 31, 2015 financial statements was $10,000. Total fees billed by David Aronson, CPA for the audit of our fiscal year ended May 31, 2014 financial statements, the review of our quarterly financial statements, and other fees was $2,250 and $6,546 for the fiscal years ended May 31, 2015 and 2014, respectively.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services, including retainers.

Audit Committee’s Pre-Approval Practice

We currently do not have an audit committee. Our board of directors has approved the services described above.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The financial statements of Hispanica International Delights of America, Inc. are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Articles of Incorporation filed on April 15, 2013 (1)

3.2	3.2	Certificate of Designation (1)

3.3	3.1	By-laws adopted on September 8, 2013 (1)

10.1	10.1	Distribution Agreement (1)

31.1	*	Certification of Chief Executive Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A. filed with the SEC on October 15, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.

Dated: August 31, 2015	By:	/s/Fernando Oswaldo Leonzo
Fernando Oswaldo Leonzo Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Fernando Oswaldo Leonzo	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	August 31, 2015
Fernando Oswaldo Leonzo

/s/Robert Gunther	Vice President, Secretary, Treasurer, Director (Principal Financial Officer and Principal Accounting Officer)	August 31, 2015
Robert Gunther

/s/Juan Carlos Romagosa	Director	August 31, 2015
Juan Carlos Romagosa

PART IV - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hispanica International Delights of America, Inc.

Baldwin, New York

We have audited the accompanying balance sheet of Hispanica International Delights of America, Inc. (the “Company”) as of May 31, 2015, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hispanica International Delights of America, Inc. as of May 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has incurred net losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 10. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP

Raich Ende Malter & Co. LLP

East Meadow, New York

August 31, 2015

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ David A. Aronson, CPA, P.A.

David A. Aronson, CPA. P.A.

North Miami Beach, Florida

August 28, 2014

Hispanica International Delights of America, Inc. Balance Sheets May 31, 2015 and 2014 ASSETS

	2015	2014
Current Assets:
Cash and cash equivalents	$44,101	$21,136
Accounts receivable	1,206	53,447
Prepaid expenses	15,000	—
Inventory	18,879	17,121
Total current assets	79,186	91,704

Total Assets	$79,186	$91,704

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$3,718	$64,193
Loans payable – stockholders	20,000	10,000
Convertible note payable	6,000	—
Total current liabilities	29,718	74,193
Total Liabilities	29,718	74,193

Commitments and Contingencies

Stockholders' Equity:
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value; 100,000,000 shares authorized, 12,168,905 and 11,202,700 shares issued and outstanding, respectively	12,169	11,203
Additional paid-in capital	450,641	207,057
Accumulated deficit	(414,342)	(201,749)
Total Stockholders’ Equity	49,468	17,511

Total Liabilities and Stockholders’ Equity	$79,186	$91,704

 The accompanying notes are an integral part of these financial statements.

Hispanica International Delights of America, Inc.
Statements of Operations
For the Years Ended May 31, 2015 and 2014

	2015	2014

Sales, net	$214,502	$101,781
Cost of goods sold	240,017	128,885
Gross (loss)	(25,515)	(27,104)

Expenses:
Advertising and promotion	3,417	400
Professional fees	152,900	137,324
Travel	1,485	1,529
Other	26,456	8,964
	184,258	148,217

Net (loss) before other expenses, and provision for income taxes	(209,773)	(175,321)

Other (expenses)
Interest expense	(2,820)	(155)

Net (loss) before provision for income taxes	(212,593)	(175,476)

Provision for income taxes	—	—

Net (loss)	$(212,593)	$(175,476)

Basic and diluted loss per share	$(0.02)	$(0.02)

Basic and diluted weighted average number of shares outstanding	11,704,033	10,187,879

 The accompanying notes are an integral part of these financial statements.

Hispanica International Delights of America, Inc.
Statement of Stockholders' Equity
For the years ended May 31, 2014 and May 31, 2015
					Additional			Total
	Common Stock		Series A Preferred Stock		Paid-in	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance at - June 1, 2013	9,200,000	$9,200	1,000,000	$1,000	$35,510	($13,760)	($26,273)	$5,677

Issuance of common stock for cash at $0.10 per share	400,000	400	—	—	39,600	—	—	40,000
Subscription proceeds	—	—	—	—	—	13,760	—	13,760
Issuance of common stock for services at $0.10 per share	912,500	913	—	—	90,337	—	—	91,250
Issuance of common stock for services at $0.032 per share	625,000	625	—	—	19,375	—	—	20,000
Contribution to additional paid-in capital	—	—	—	—	6,000	—	—	6,000
Issuance of common stock for cash at $0.25 per share	65,200	65	—	—	16,235	—	—	16,300
Net loss	—	—	—	—	—	—	(175,476)	(175,476)
Balance - May 31, 2014	11,202,700	11,203	1,000,000	1,000	207,057	—	(201,749)	17,511
Issuance of common stock for cash at $0.25 per share	448,000	448	—	—	111,552	—	—	112,000
Issuance of common stock for services at $0.25 per share	518,205	518	—	—	129,032	—	—	129,550
Contribution to additional paid-in capital	—	—	—	—	3,000	—	—	3,000
Net loss	—	—	—	—	—	—	(212,593)	(212,593)
Balance - May 31, 2015	12,168,905	$12,169	1,000,000	$1,000	$450,641	$—	($414,342)	$49,468

The accompanying notes are an integral part of these financial statements.

Hispanica International Delights of America, Inc.
Statements of Cash Flows
For the Years Ended May 31, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(212,593)	$(175,476)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	129,550	111,250
Accounts receivable	52,241	(53,447)
Prepaid expenses	(15,000)	—
Inventory	(1,758)	(17,121)
Accounts payable and accrued expenses	(57,475)	68,170
Net cash used in operating activities	(105,035)	(66,624)

Cash flows from financing activities:
Proceeds from issuance of common stock	112,000	70,060
Proceeds from loan payable – stockholders	10,000	10,000
Repayment of loan payable – related party	—	(7,500)
Proceeds from convertible note	6,000	—
Net cash provided by financing activities	128,000	72,560

Net increase in cash	22,965	5,936
Cash and cash equivalents at beginning of year	21,136	15,200
Cash and cash equivalents at end of year	$44,101	$21,136

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,500	$—

Non-cash transactions:
Forgiven rent converted to additional paid-in capital	$3,000	$6,000

The accompanying notes are an integral part of these financial statements.

Hispanica International Delights of America, Inc.
Notes to Financial Statements
May 31, 2015 and 2014

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Hispanica International Delights of America, Inc. ( the "Company") was incorporated in Delaware in April 2013. The Company has not generated significant sales to date. The Company currently markets and sells traditional Hispanice beverages. The Company plans to market and sell traditional Hispanic and ethnic food packaged products and will license and/or acquire existing brands and distributors of Hispanic products.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Loss Per Common Share

The Company calculates net income (loss) per share based on the authoritative guidance. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As of May 31, 2015, the convertible note payable, which could be converted into 24,000 shares of common stock, is outstanding.

Income Taxes

The Company utilizes the accrual method of accounting for income taxes. Under the accrual method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of May 31, 2015, and does not expect this to change significantly over the next 12 months.

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based

The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on the fair value on the issuance date. Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity. The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. Uncollectible accounts are written off at the time they are deemed uncollectible. Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management's estimate of the amount of receivables that will actually be collected. As of May 31, 2015 and 2014, an allowance for doubtful accounts was not necessary.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market value.

Advertising

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to approximately $3,400 and $400 for the years ended May 31, 2015 and 2014, respectively.

Shipping and Handling

Shipping and handling costs, included in costs of goods sold, amounted to approximately $15,000 and $2,000 for the years ended May 31, 2015 and 2014, respectively.

Fair Value of Financial Instruments

For certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses, loans payable – stockholders, and convertible note payable, the carrying amounts approximate fair value due to their relatively short maturities.

Recent Pronouncements

 In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10 to eliminate certain financial reporting requirements. In accordance with that pronouncement we have elected to adopt the elimination of certain financial reporting requirements including the presentation of inception-to-date information in the statements of operations, cash flows, and stockholder’s deficiency and labeling the financial statements as those of a development stage entity.

In May 2014, FASB and IASB issued a new joint revenue recognition standard that supersedes nearly all U.S. GAAP guidance on revenue recognition. The core principle of the standard is that revenue recognition should depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard is effective for the Company for the fiscal year beginning June 1, 2017 and the effects of the standard on the Company’s financial statements are not known at this time.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying financial statements

Note 2. CONCENTRATION OF CREDIT RISK

Sales and Accounts Receivable

During the year ended May 31, 2015, sales to four customers accounted for approximately 79% of the Company's net sales. There were no customers with significant accounts receivable balances at May 31, 2015. During the year ended May 31, 2014, sales to two customers accounted for approximately 73% of the Company's net sales. At May 31, 2014, one customer accounted for approximately 64% of the Company’s accounts receivable.

Note 3. INVENTORY

At May 31, 2015, inventory consisted of the following:

	May 31,
	2015	2014
Raw materials	$—	$8,121
Finished goods	18,879	9,000
Total Inventory	$18,879	$17,121

Note 4. LOAN PAYABLE – STOCKHOLDER

In February 2014, a stockholder lent the Company $10,000. The loan bears interest at 5% per annum and matured on February 28, 2015. The loan balance at May 31, 2015 was $10,000. Accrued and unpaid interest totaled $646 and $146 at May 31, 2015 and 2014, respectively, and is reported as accounts payable and accrued expenses.

In February 2015, a stockholder and officer loaned the Company $20,000. The loan bears interest at 36% per annum. Under the terms of the agreement the note matured on May 20, 2015. In April 2015, the Company repaid $10,000 of the loan balance. The loan balance at May 31, 2015 was $10,000. Accrued and unpaid interest totaled $384 and $33 at May 31, 2015 and 2014, respectively, and is reported as accounts payable and accrued expenses.

Note 5. CONVERTIBLE NOTE PAYABLE

In September 2014, the Company issued a convertible debenture for the principal amount of $6,000. The debenture had an original due date of December 31, 2014. In January 2015, the holder signed an amendment that made the debenture and accrued interest payable on demand. Interest accrues at 10% per annum. The debenture holder has the option of converting the debenture in whole or in part into the Company's common stock at the rate of $0.25 per share at any time prior to redemption. At May 31, 2015, accrued interest on the debenture was $438 and is reported as accounts payable and accrued expenses.

Note 6. STOCKHOLDERS' EQUITY

In August 2013, the Company authorized a 1:2 reverse split. Consequently, the shares that were issued and outstanding at May 31, 2013 have been restated to reflect the effect of the reverse split.

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001 per share. At May 31, 2014, 11,202,700 shares of common stock were issued and outstanding. At May 31, 2015, 12,168,905 shares of common stock were issued and outstanding.

The Company has authorized 10,000,000 shares of Series A preferred stock with a par value of $0.001 per share. At May 31, 2015 and 2014, 1,000,000 shares of preferred stock were issued and outstanding. The preferred stock has preferential voting rights of 50 votes per outstanding share.

During the year ended May 31, 2014, the Company issued 400,000 shares of common stock at $0.10 per share.

Note 6. STOCKHOLDERS' EQUITY (continued)

During the year ended May 31, 2014, the Company issued 912,500 shares of common stock at $0.10 per share for services provided to the Company.

During the year ended May 31, 2014, the Company issued 625,000 shares of common stock at $0.032 per share for services provided to the Company.

During the year ended May 31, 2014, the Company issued 65,200 shares of common stock at $0.25 per share.

During the year ended May 31, 2015, the Company issued 448,000 shares of common stock at $0.25 per share.

During the year ended May 31, 2015, the Company issued 518,205 shares of common stock at $0.25 per share for services provided to the Company.

Subsequent to May 31, 2015, the Company issued 24,000 shares of common stock for cash and 6,500 shares of common stock for services at $0.25 per share.

Note 7. COMMITMENTS AND CONTINGENCIES

The Company currently leases its offices on a month to month basis from the Company's Chief Executive Officer and stockholder for $750 per month.

Rent expense for the years ended May 31, 2015 and 2014 totaled $7,500 and $6,000, respectively. For the year ended May 31, 2015, $3,000 was forgiven and converted to additional paid-in capital, $2,250 was paid and $2,250 has been accrued and is reported as accounts payable and accured expenses. For the year ended May 31, 2014, $6,000 was forgiven and converted to additional paid-in capital.

Note 8. INCOME TAXES

The benefit from income taxes consists of the following:

	May 31,
	2015	2014
Deferred Tax Asset:
Net operating loss carryforward	$165,000	$80,000
Valuation Allowance	(165,000)	(80,000)
Deferred tax asset, net	$—	$—

The income tax benefit differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

	May 31,
	2015	2014
Statutory federal income tax rate	34%	34%
State income taxes, net of federal taxes	6%	6%
Valuation allowance	(40)%	(40)%
Effective income tax rate	0%	0%

As of May 31, 2015, the Company has net operating loss carryforwards of approximately $416,000 to reduce future federal and state taxable income through 2035.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

Note 9. RELATED PARTY TRANSACTIONS

The Company purchases its inventory from a supplier related through common ownership and management. The Chief Executive Officer and Chairman of the Company is the supplier’s President. In addition, the Chief Financial Officer and Director of the Company has a minority interest in the supplier. The amount of inventory purchased from this supplier during the years ended May 31, 2015 and 2014, was approximately $214,000 and $127,000, respectively. As of May 31, 2015 and 2014, amounts payable to this supplier of $0 and $60,264 were reported as accounts payable and accrued expenses.

Note 10. BASIS OF REPORTING

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $416,000, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital from the sales of stock, and receive additional loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.