Form 10-Q
period 2015-08-31
HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
filed 2015-10-15
CIK 1579010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 333-190788

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-2552550
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

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

Yes (X ) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of  “large accelerated filer,”  “ accelerated filer ”   and   “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one)

Large accelerated filer ( )                                                                Accelerated filer  ( )

Non-accelerated filer  ( )                                                                Smaller reporting company  (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( ) No (X )

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the period ended in this report, August 31, 2015 the registrant had 12,212,205 shares of common stock outstanding.

As of the date of filing, October 15, 2015, the registrant had 12,812,205 shares of common stock outstanding.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

Hispanica International Delights of America, Inc.
Condensed Balance Sheets
August 31, 2015 and May 31, 2015

ASSETS
	August 31,	May 31,
	2015	2015
	(Unaudited)
Current Assets:
Cash and cash equivalents	$69,628	$44,101
Accounts receivable	3,188	1,206
Prepaid expenses	—	15,000
Inventory	9,982	18,879
Total current assets	82,798	79,186

Total assets	$82,798	$79,186

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$22,316	$3,718
Loans payable - stockholders	20,000	20,000
Convertible note payable	6,000	6,000
Total liabilities	48,316	29,718

Commitments and Contingencies	—	—

Stockholders' Equity:
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,000,000 issued and outstanding	1,000	1,000
Common stock, $0.001 par value; 100,000,000 shares authorized, 12,212,205 and 12,168,905 shares issued and outstanding, respectively	12,212	12,169
Additional paid-in capital	461,424	450,641
Accumulated deficit	(440,154)	(414,342)
Total stockholders' equity	34,482	49,468

Total Liabilities and Stockholders' Equity	$82,798	$79,186

See accompanying notes to condensed financial statements

Hispanica International Delights of America, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended August 31, 2015	For the Three Months Ended August 31, 2014

Sales, net	$129,871	$19,502
Cost of goods sold	127,501	21,208
Gross income (loss)	2,370	(1,706)

Expenses:
Advertising and promotion	2,000	317
Professional fees	21,711	45,943
Other	3,121	3,352
	26,832	49,612

Net (loss) before other expenses and provision for income taxes	(24,462)	(51,318)

Other (expenses)
Interest expense	(1,350)	(125)

Net (loss) before provision for income taxes	(25,812)	(51,443)

Provision for income taxes	—	—

Net (loss)	$(25,812)	$(51,443)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average number
of shares outstanding	12,194,242	11,320,232

See accompanying notes to condensed financial statements

Hispanica International Delights of America, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended August 31, 2015	For the Three Months Ended August 31, 2014

Cash flows from operating activities:
Net (loss)	$(25,812)	$(51,443)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Stock-based compensation	4,826	31,250
Accounts receivable	(1,982)	50,822
Prepaid expenses	15,000	—
Inventory	8,897	(27,916)
Accounts payable and accrued expenses	18,598	(29,531)
Net cash provided by (used in) operating activities	19,527	(26,818)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,000	9,500
Net cash provided by financing activities	6,000	9,500

Net increase (decrease) in cash	25,527	(17,318)
Cash and cash equivalents at beginning of period	44,101	21,136
Cash and cash equivalents at end of period	$69,628	$3,818

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,341	$116

Non-cash transactions:
Forgiven rent converted to additional paid-in capital	$—	$1,500

See accompanying notes to condensed financial statements

Hispanica International Delights of America, Inc.

Notes to Condensed Financial Statements

August 31, 2015

Note 1	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Hispanica International Delights of America, Inc. (the "Company") was incorporated in Delaware in April 2013. The Company has not generated significant sales to date. The Company currently markets and sells traditional Hispanic beverages and ethnic food packaged products and will license and/or acquire existing brands and distributors of Hispanic products.

Basis of Presentation

The accompanying interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying condensed financial statements and the information included under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Form 10-K as of May 31, 2015. Interim results are not necessarily indicative of the results of a full year.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered or services are performed. Provision for sales returns are estimated based on the Company's historical return experience. Revenue is presented net of returns.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Hispanica International Delights of America, Inc.

Notes to Condensed Financial Statements

August 31, 2015

Note 1	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share

The Company calculates net income (loss) per share based on the authoritative guidance. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As of August 31, 2015, the convertible note payable, which could be converted into 24,000 shares of common stock, was outstanding.

Income Taxes

The Company utilizes the accrual method of accounting for income taxes. Under the accrual method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of August 31, 2015, and does not expect this to change significantly over the next 12 months.

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

Hispanica International Delights of America, Inc.

Notes to Condensed Financial Statements

August 31, 2015

Note 1	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. Uncollectible accounts are written off at the time they are deemed uncollectible. Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management's estimate of the amount of receivables that will actually be collected. As of August 31, 2015 and 2014, an allowance for doubtful accounts was not deemed necessary.

Inventory

Inventory consists of finished goods and is stated at the lower of cost (first-in, first-out) or market value.

Recent Pronouncements

In May 2014, FASB and IASB issued a new joint revenue recognition standard that supersedes nearly all GAAP guidance on revenue recognition. The core principle of the standard is that revenue recognition should depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The effects of the standard on the Company’s condensed financial statements are not known at this time.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying condensed statements.

Note 2	CONCENTRATION OF CREDIT RISK

Sales and Accounts Receivable

During the quarter ended August 31, 2015, sales to four customers accounted for approximately 91% of the Company's net sales. There were no customers with significant accounts receivable balances at August 31, 2015.

During the quarter ended August 31, 2014, sales to five customers accounted for 100% of the Company's net sales. Additionally, two of these customers accounted for 100% of the Company's accounts receivable balance at August 31, 2014.

Hispanica International Delights of America, Inc.

Notes to Condensed Financial Statements

August 31, 2015

Note 3	LOAN PAYABLE - STOCKHOLDER

In February 2014, a stockholder lent the Company $10,000. Under the terms of the agreement, the note matured on February 28, 2015 and had an interest rate of 5% per annum on the unmatured principal balance. As per the terms of the agreement, interest on the matured but unpaid principal balance increased to 12% per annum. The loan balance at August 31, 2015 was $10,000. Accrued and unpaid interest totaled $946 and $271 at August 31, 2015 and 2014, respectively, and is reported as accounts payable and accrued expenses.

In February 2015, a stockholder and officer lent the Company $20,000. The loan bears interest at 36% per annum. Under the terms of the agreement, the note matured on May 20, 2015. In April 2015, the Company repaid $10,000 of the loan balance. The loan balance at August 31, 2015 was $10,000. Accrued and unpaid interest totaled $1,284 at August 31, 2015 and is reported as accounts payable and accrued expenses.

Note 4	CONVERTIBLE NOTE PAYABLE

In September 2014, the Company issued a convertible debenture for the principal amount of $6,000. The debenture had an original due date of December 31, 2014. In January 2015, the holder signed an amendment that made the debenture and accrued interest payable on demand. Interest accrues at 10% per annum. The debenture holder has the option of converting the debenture in whole or in part into the Company's common stock at the rate of $0.25 per share at any time prior to redemption. At August 31, 2015, accrued interest on the debenture was $586 and is reported as accounts payable and accrued expenses.

Note 5	STOCKHOLDERS' EQUITY

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001 per share. There were 12,212,205 and 12,168,905 shares of common stock issued and outstanding at August 31, 2015 and May 31, 2015, respectively.

The Company has authorized 10,000,000 shares of Series A preferred stock with a par value of $0.001 per share. At August 31, 2015 and May 31, 2015, 1,000,000 shares of Series A preferred stock were issued and outstanding. The preferred stock has preferential voting rights of 50 votes per outstanding share.

During the quarter ended August 31, 2015, the Company issued 24,000 shares of common stock at $0.25 per share.

Hispanica International Delights of America, Inc.

Notes to Condensed Financial Statements

August 31, 2015

Note 5	STOCKHOLDERS' EQUITY (continued)

During the quarter ended August 31, 2015, the Company issued 19,300 shares of common stock at $0.25 per share for services provided to the Company.

Note 6	COMMITMENTS AND CONTINGENCIES

The Company currently leases its offices on a month-to-month basis from the Company's Chief Executive Officer and stockholder for $750 per month.

Rent expense for the three months ended August 31, 2015 and 2014 totaled $2,250 and $1,500, respectively. As of August 31, 2015, unpaid rent of $2,250 is reported as accounts payable and accrued expenses. For the quarter ended August 31, 2014, $1,500 was forgiven and converted to additional paid-in capital.

Note 7	INCOME TAXES

The deferred tax asset consists of the following:

	August 31, 2015	May 31, 2015
Net operating loss carryforward	$176,000	$165,000
Valuation allowance	(176,000)	(165,000)
Deferred tax asset, net	$—	$—

The income tax benefit differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

	August 31, 2015	May 31, 2015
Statutory federal income tax rate	34%	34%
State income taxes, net of federal taxes	6%	6%
Valuation allowance	(40)%	(40)%
Effective income tax rate	0%	0%

As of August 31, 2015, the Company has net operating loss carryforwards of approximately $440,000 to reduce future federal and state taxable income through 2035.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examinations.

Hispanica International Delights of America, Inc.

Notes to Condensed Financial Statements

August 31, 2015

Note 8	RELATED PARTY TRANSACTIONS

The Company purchases all of its inventory from a supplier related through common ownership and management. The Chief Executive Officer and Chairman of the Company is the supplier's President. In addition, the Chief Financial Officer and Director of the Company has a minority interest in the supplier. The amount of inventory purchased from the supplier during the quarters ended August 31, 2015 and 2014 was $111,059 and $328,194, respectively. As of August 31, 2015 and 2014, accounts payable to this supplier of $10,000 and $20,025, respectively, were reported as accounts payable and accrued expenses.

Note 9	BASIS OF REPORTING

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $440,000, which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and borrowings from related parties or others. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 10	SUBSEQUENT EVENTS

In September 2015, the Company issued 100,000 shares of common stock at $0.25 per share for services provided to the Company.

In September 2015, the Company entered into an employment agreement with an individual who will assume the position of the Company's president. In accordance with the agreement, the Company issued 500,000 shares of its common stock and 200,000 shares of the Company's preferred stock to this individual.

Hispanica International Delights of America, Inc.

Notes to Condensed Financial Statements

August 31, 2015

Note 10	SUBSEQUENT EVENTS (continued)

In September 2015, the Company completed a private financing transaction and issued its Secured Convertible Promissory Note ("Note") in the principal amount of $252,500 to a private lender, including an original issue discount of $22,500 and reimbursed fees of $5,000. The Note matures 23 months from the date of the Note. Under the terms of the Note, the Company can borrow from the lender a maximum of $225,000 in three tranches. In September 2015, the Company exercised its right to request the first tranche and received $75,000. The Note grants the lender the right to convert the outstanding balance owed on the tranches into common stock of the Company at a conversion price of $3.00 per share. However, in the event the Company's market capitalization falls below $20 million, the conversion price will equal the lower of $3.00 per share or the market price of the Company's common stock as of the conversion date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BASIS OF PRESENTATION

The unaudited financial statements of Hispanica International Delights of America, Inc. (“HISP,” the “Company,” “our” or “we”), should be read in conjunction with the notes thereto. In the opinion of management, the unaudited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation.  Interim results are not necessarily indicative of results to be expected for the entire year.

We prepare our financial statements in accordance with U.S. generally accepted accounting principles, which require that management make estimates and assumptions that affect reported amounts.  Actual results could differ from these estimates.

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

CURRENT OPERATIONS

Sales

HISP currently markets and sells traditional Hispanic beverages. The Company currently markets and sells traditional Hispanic and ethnic food packaged products and will license and/or acquire existing brands and distributors of Hispanic products. Brands sought by HISP are primarily engaged in the business of developing, manufacturing, marketing and selling unique, premium, non-alcoholic beverages as well as all natural food products that targeted toward Hispanic and ethnic-neutral consumers.

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

Employees

As of August 31, 2015, the Company had no full-time employees. Personnel are independent contractors or insider owners who do not receive cash compensation but may receive stock compensation. The Company mitigates the need for a production staff by purchasing finished inventory. The Company has contracted with food brokers to represent Gran Nevada® to retail stores nationally. In certain regions of the United States, we utilize the services of direct sales and distribution companies, which sell our products through their distribution channels. This can mitigate the need for a large sales and merchandising force. The Company also outsources its logistics to third-parties, which can reduce the need for employees in these roles.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern.  The Company incurred net losses of $25,812 and $51,443 for the quarters ended August 31, 2015 and 2014, respectively, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities. In September 2015, the Company completed a private financing transaction and issued its Secured Convertible Promissory Note ("Note") in the principal amount of $252,500 to a private lender, including an original issue discount of $22,500 and reimbursed fees of $5,000. The Note matures 23 months from the date of the Note. Under the terms of the Note, the Company can borrow from the lender a maximum of $225,000 in three tranches. In September 2015, the Company exercised its right to request the first tranche and received $75,000. The Note grants the lender the right to convert the outstanding balance owed on the tranches into common stock of the Company at a conversion price of $3.00 per share. However, in the event the Company's market capitalization falls below $20 million, the conversion price will equal the lower of $3.00 per share or the market price of the Company's common stock as of the conversion date.

At August 31, 2015 and 2014, we had cash on hand of $69,628 and $44,101, respectively, and an accumulated deficits of $440,154 and $414,342, respectively.   See “Liquidity and Capital Resources.”

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheet, and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

During the quarters ended August 31, 2015 and 2014, the Company received cash proceeds of $6,000 and $9,500, respectively, as a result of the Company’s sale of common stock. The Company utilized these funds for operations.

In September 2015, the Company received $75,000 under the terms of the Secured Convertible Promissory Note.

NET LOSS FROM OPERATIONS

The Company had net loss of $25,812 for the three months ended August 31, 2015 as compared to $51,443 for the three months ended August 31, 2014.  The decrease in net loss is primarily due to the decrease in professional fees from $45,943 for the three months ended August 31, 2014 as compared to $21,711 for the three months ended August 31, 2015.

CASH FLOW

Our primary source of liquidity has been cash from sales of shares and loans from stockholders.

WORKING CAPITAL

As of August 31, 2015 the Company had total current assets of $82,798 and total liabilities of $48,316, which resulted in working capital of $34,482. As of May 31, 2015, the Company had total current assets of $79,186 and total liabilities of $29,718 resulting in a working capital of $49,468.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2015.

The following table summarizes the results of our operations during the three months ended August 31, 2015 and 2014, and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended August 31, 2015 to the same period of 2014.

	August 31, 2015	August 31, 2014	Increase (Decrease)	Percentage Increase (Decrease)
Product Sales, net	$129,871	$19,502	$110,369	565.9%
Cost of Goods Sold	$127,501	$21,208	$106,293	501.2%
Selling, General and Administrative Expense	$26,832	$49,612	$(22,780)	(45.9)%
Interest expense	$1,350	$125	$1,225	980.0%
Net income (loss)	$(25,812)	$(51,443)	$25,631	49.8%
Earnings (Loss) per common share	$(0.00)	$(0.00)	$(0.00)	0.0%

Our revenues increased by $110,369, or 565.9%, which is the result of our selling greater quantities of our products.

Cost of goods sold increased by $106,293, or 501.2%, due to increased purchases resulting from our increased sales.

Selling, general and administrative expenses decreased by $22,780, or 45.9%, due to the decrease of $24,232 in professional fees.

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Interest expense increased $1,225, or 980% due to the Company having increased its debt subsequent to August 31, 2014.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure the information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SBC's mies, regulation and related forms. and that such information Is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of August 31, 2015, we carried out an evaluation, under the supervision and with the participation ofour principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

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

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.

Date: October 15, 2015	By: /s/ Fernando Oswaldo Leonzo Fernando Oswaldo Leonzo Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

Date: October 15, 2015	By: /s/ Robert Gunther Robert Gunther COO and Director (Principal Financial Officer)