Form 10-Q
period 2015-11-30
HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
filed 2016-01-14
CIK 1579010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 333-190788

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-2552550
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

575 Lexington Avenue, 4th Floor
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code 1(866) 928-5070

(Former Name or Former Address, if changed since last report)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes (  )       No  (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes (  )    No  (X)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes (X) No ( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes (X) No ( )

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

(Check one)

Large accelerated filer ( ) Accelerated filer ( )

Non-accelerated filer ( ) Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (  ) No (X)

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the period ended in this report, November 30, 2015 the registrant had 12,907,471 shares of common stock outstanding. As of the date of filing, January 14, 2016 the registrant had 12,907,471 shares of common stock outstanding.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.

FINANCIAL STATEMENTS

NOVEMBER 30, 2015

TABLE OF CONTENTS

Financial Statements

Balance Sheets	5

Statements of Operations	6

Statements of Cash Flows	7

Notes to Financial Statements	8- 14

Hispanica International Delights of America, Inc.
Condensed Balance Sheets
November 30, 2015 (Unaudited) and May 31, 2015

ASSETS
	November 30,	May 31,
	2015	2015
Current Assets:	(Unaudited)
Cash and cash equivalents	$35,998	$44,101
Accounts receivable	653	1,206
Prepaid expenses	6,000	15,000
Inventory	7,482	18,879
Total current assets	50,133	79,186

Other Assets
Capitalized financing costs - net	10,996	—
Investments	10,000	—

Total assets	$71,129	$79,186

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities
Accounts payable and accrued expenses	$6,559	$3,718
Customer deposits	4,194	—
Loan payable - stockholders	—	20,000
Convertible note payable	3,000	6,000
Total current liabilities	13,753	29,718

Convertible note payable - non-current	87,500	—
Total liabilities	101,253	29,718

Commitments and Contingencies

Stockholders' Equity (Deficiency):
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized, 1,200,000 and 1,000,000 shares issued and outstanding, respectively	1,200	1,000
Common stock, $0.001 par value; 100,000,000 shares authorized,12,907,471 and 12,168,905 shares issued and outstanding, respectively	12,907	12,169
Additional paid in capital	647,546	450,641
Accumulated deficit	(691,777)	(414,342)
Total stockholders' equity (deficiency)	(30,124)	49,468

Total liabilities and stockholders' equity (deficiency)	$71,129	$79,186

See accompanying notes to condensed financial statements

Hispanica International Delights of America, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended November 30, 2015	For the Three Months Ended November 30, 2014	For the Six Months Ended November 30, 2015	For the Six Months Ended November 30, 2014

Sales, net	$37,963	$42,395	$167,834	$61,897
Cost of goods sold	44,163	51,352	171,664	72,560
Gross (loss)	(6,200)	(8,957)	(3,830)	(10,663)

Selling, General, and Administrative Expenses:
Officer's compensation	127,700	—	127,700	—
Advertising and promotion	—	—	2,000	317
Professional fees	108,566	76,690	130,277	122,633
Travel	2,645	944	2,645	1,070
Other	2,867	4,005	5,988	7,231
	241,778	81,639	268,610	131,251

Net (loss) before other (expenses)	(247,978)	(90,596)	(272,440)	(141,914)

Other (expenses)
Financing costs	(1,504)	—	(1,504)	—
Interest expense	(2,141)	(315)	(3,491)	(440)
	(3,645)	(315)	(4,995)	(440)

Net (loss)	$(251,623)	$(90,911)	$(277,435)	$(142,354)

Basic and diluted (loss) per share	$(0.02)	$(0.01)	$(0.02)	$(0.01)

Basic and diluted weighted average number of shares outstanding	12,701,546	11,257,952	12,446,509	10,332,610

See accompanying notes to condensed financial statements

Hispanica International Delights of America, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended November 30, 2015	For the Six Months Ended November 30, 2014

Cash flows from operating activities:
Net (loss)	$(277,435)	$(142,354)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Stock based compensation	171,026	96,800
Amortization of capitalized financing costs	1,504	—
Accounts receivable	553	41,285
Prepaid expenses	9,000	—
Inventory	11,397	(21,689)
Accounts payable and accrued expenses	3,658	(32,035)
Unearned income	4,194	—
Net cash (used in) operating activities	(76,103)	(57,993)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,000	37,000
Proceeds form convertible notes payable, net of financing costs	75,000	6,000
Repayment of convertible notes payable	(3,000)
Repayment of loans payable - stockholders	(10,000)	—
Stockholder contribution	—	3,000
Net cash provided by financing activities	68,000	46,000

Net decrease in cash and cash equivalents	(8,103)	(11,993)
Cash and equivalents at beginning of period	44,101	21,136
Cash and equivalents at end of period	$35,998	$9,143

Supplemental cash flow information:
Cash paid during the periods for:
Interest	$1,697	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for investment	$10,000	—
Conversion of loan payable - stockholder and
related interest for common stock	$10,817	$—

 See accompanying notes to condensed financial statements

Hispanica International Delights of America, Inc.

Notes to Condensed Financial Statements

November 30, 2015

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

Basis of Presentation

The accompanying interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying condensed financial statements and the information included under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Form 10-K as of May 31, 2015. Interim results are not necessarily indicative of the results of a full year.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company.

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

Hispanica International Delights of America, Inc.

Notes to Condensed Financial Statements

November 30, 2015

Note 1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share

The Company calculates net income (loss) per share based on the authoritative guidance. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As of November 30, 2015, the convertible notes payable, which could be converted into 42,008 shares of common stock, was outstanding.

Income Taxes

The Company utilizes the accrual method of accounting for income taxes. Under the accrual method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of November 30, 2015, and does not expect this to change significantly over the next 12 months.

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

Hispanica International Delights of America, Inc.

Notes to Condensed Financial Statements

November 30, 2015

Note 1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. Uncollectible accounts are written off at the time they are deemed uncollectible. Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management's estimate of the amount of receivables that will actually be collected. As of November 30, 2015 and 2014, an allowance for doubtful accounts was not necessary.

Inventory

Inventory consists of finished goods and is stated at the lower of cost (first-in, first-out) or market value.

Recent Pronouncements

In May 2014, FASB and IASB issued a new joint revenue recognition standard that supersedes nearly all GAAP guidance on revenue recognition. The core principle of the standard is that revenue recognition should depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard is effective for the Company for the fiscal year beginning June 1, 2017, and the effects of the standard on the Company’s consolidated financial statements are not known at this time.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying condensed financial statements.

Note 2.	CONCENTRATION OF CREDIT RISK

Sales and Accounts Receivable

During the six months ended November 30, 2015, sales to three customers accounted for approximately 82% of the Company's net sales. There were no customers with significant accounts receivable balances at November 30, 2015.

During the six months ended November 30, 2014, sales to two customers accounted for approximately 57% of the Company's net sales. Three customers accounted for approximately 95% of the receivable balance at November 30, 2014.

Hispanica International Delights of America, Inc.

Notes to Condensed Financial Statements

November 30, 2015

Note 3.	INVESTMENTS

Effective October 30, 2015, the Company entered into a Share Exchange Agreement and a Distribution Agreement with Just Buns, Inc., a New York corporation ("JBI"), Under the terms of the Share Exchange Agreement the Company acquired a 20% equity interest in JBI in exchange for 20,000 shares of the Company's common stock. Under the terms of the Distribution Agreement the Company became the exclusive distributor in the United States of JBI's "Swirly Buns" product line.

Note 4.	LOANS PAYABLE - STOCKHOLDERS

In February 2014, a stockholder lent the Company $10,000. Under the terms of the agreement, the note matured on February 28, 2015 and had an interest rate of 5% per annum on the unmatured principal balance. As per the terms of the agreement, interest on the matured but unpaid principal balance increased to 12% per annum. In September 2015, the note was renegotiated to lower the interest to 5% and the Company issued 43,266 shares of common stock at $0.25 per share to repay the note plus accrued interest of $817.

In February 2015, a stockholder and officer lent the Company $20,000. The loan had an interest rate of 36% per annum. Under the terms of the agreement, the note matured on May 20, 2015. In April 2015, the Company repaid $10,000 of the loan balance. The Company repaid the remaining principal and accrued interest in September 2015.

Note 5.	CONVERTIBLE NOTES PAYABLE

In September 2014, the Company issued a convertible debenture for the principal amount of $6,000. The debenture had an original due date of December 31, 2014. In January 2015, the holder signed an amendment that made the debenture and accrued interest payable on demand. Interest accrues at 10% per annum. The debenture holder has the option of converting the debenture in whole or in part into the Company's common stock at the rate of $0.25 per share at any time prior to redemption. In October 2015, the Company repaid $3,000 of principal and $651 of accrued interest. At November 30, 2015 and 2014, accrued interest on the debenture was $42 and $190, respectively, and is reported as accounts payable and accrued expenses.

Hispanica International Delights of America, Inc.

Notes to Condensed Financial Statements

November 30, 2015

Note 5.	CONVERTIBLE NOTES PAYABLE (continued)

In September 2015, the Company issued a convertible note payable for the principal amount of $87,500 including an original issue discount ("OID") of $7,500 and loan costs of $5,000. The OID and loan costs are being amortized over 23 months and are being expensed as financing costs expense. The note has a maturity date 23 months after inception at which time all accrued interest and principal are due and payable. There is a prepayment premium of 125% of the loan balance being paid prior to the maturity date. Interest accrues at 10% per annum. The note holder has the option of converting the note principal and accrued interest in whole or in part into the Company's common stock at the rate of $3.00 per share at any time prior to redemption. At November 30, 2015, accrued interest on the note was $2,017 and is reported as accounts payable and accrued expenses.

Note 6.	STOCKHOLDERS' EQUITY

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001 per share. There were 12,907,471 and 12,168,905 shares of common stock issued and outstanding at November 30, 2015 and May 31, 2015, respectively.

The Company has authorized 10,000,000 shares of Series A preferred stock with a par value of $0.001 per share. There were 1,200,000 and 1,000,000 shares of Series A preferred stock issued and outstanding at November 30, 2015 and May 31, 2015, respectively. The preferred stock has preferential voting rights of 50 votes per outstanding share.

During the six months ended November 30, 2015, the Company issued 24,000 shares of common stock at $0.25 per share.

During the six months ended November 30, 2015, the Company issued 119,300 shares of common stock at $0.25 per share and 32,000 shares of common stock at $0.50 per share for services provided to the Company.

During the six months ended November 30, 2015, the Company issued 43,266 shares of common stock at $0.25 per share to repay a note payable (Note 4).

During the six months ended November 30, 2015, the Company issued 500,000 shares of common stock and 200,000 shares of Series A preferred stock to the President of the Company.

Hispanica International Delights of America, Inc.

Notes to Condensed Financial Statements

November 30, 2015

Note 7.	COMMITMENTS AND CONTINGENCIES

The Company currently leases its offices on a month-to-month basis from the Company's Chief Executive Officer and stockholder for $750 per month.

Rent expense for the three and six months ended November 30, 2015 totaled $2,250 and $4,500, respectively. Rent expense for the three and six months ended November 30, 2014 totaled $1,500 and $3,000, respectively. As of November 30, 2015, unpaid rent of $4,500 is reported as accounts payable and accrued expenses.

Note 8.	INCOME TAXES

The deferred tax asset consists of the following:

	November 30, 2015
	(Unaudited)	May 31, 2015

Net operating loss carryforward	$277,000	$165,000
Valuation allowance	(277,000)	(165,000)
Deferred tax asset, net	$—	$—

The income tax benefit differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

	November 30, 2015
	(Unaudited)	May 31, 2015

Statutory federal income tax rate	34%	34%
State income taxes, net of federal taxes	6%	6%
Valuation allowance	(40)%	(40)%
Effective income tax rate	0%	0%

As of November 30, 2015, the Company has net operating loss carryforwards of approximately $692,000 to reduce future federal and state taxable income through 2035.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examinations.

Hispanica International Delights of America, Inc.

Notes to Condensed Financial Statements

November 30, 2015

Note 9.	RELATED PARTY TRANSACTIONS

The Company purchases its inventory from a supplier related through common ownership and management. The Chief Executive Officer and Chairman of the Company is the supplier's President. In addition, the Chief Financial Officer and Director of the Company has a minority interest in the supplier. The amount of inventory purchased from the supplier during the six months ended November 30, 2015 and 2014 was $144,498 and $365,886, respectively. As of November 30, 2015 and 2014, the Company prepayments for inventory to this supplier of $6,000 and $-0-, respectively, were reported as prepaid expenses. As of November 30, 2015 and 2014, accounts payable to this supplier of $-0- and $20,054, respectively, were reported as accounts payable and accrued expenses.

In September 2015, the Company issued 500,000 shares of common stock and 200,000 of Series A preferred stock to the President of the Company.

Note 10. BASIS OF REPORTING

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $692,000, which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sales of stock and receiving additional loans from related parties. The accompanying condensed financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements (rather than historical facts) that involve risks and uncertainties. You can identify these statements by the use of forward- looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Such forward-looking statements discuss our current expectations of future results of operations or financial condition. However, there may be events in the future that we are unable to accurately predict or control and there may be risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, which could have a material adverse effect on our business, operating results and financial condition. The forward-looking statements included herein are only made as of the date of the filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

COMPANY OVERVIEW

Hispanica International Delights of America, Inc. was incorporated on April 15, 2013 and is a Delaware company that is dedicated to building one of the premier companies distributing ethnic inspired food and beverages throughout the United States. HISP has already begun to distribute fruit juices, nectars, and milk based products and intends to distribute teas, carbonated, drinks, dry goods, preserves, and bakery products. These brands emulate the flavors, tastes, and traditions which have been known for generations among the Hispanic and other ethnic groups which are now becoming part of the American mainstream diet. The brands distributed are under a proprietary basis (through distribution agreements and/or exclusive licensing arrangements). In October 2013, the Company signed a distribution agreement with Gran Nevada Beverage, Inc. (“Gran Nevada” or “GN”), an entity related through common management. The agreement provides the Company with the right to sell and distribute Gran Nevada’s beverages in Texas and California with purchase prices at the then applicable wholesale prices charged to Gran Nevada’s distributors. The agreement is for an initial term of five years with automatic renewals of successive five year terms unless terminated. HISP initiated sales and distribution operations in March 2014.

Our principal executive offices are located at 575 Lexington Avenue, 4th Floor, New York NY 10022 and our telephone number is (866) 928-5070.

CURRENT OPERATIONS

Sales

HISP currently markets and sells traditional Hispanic beverages. The Company currently markets and sells traditional Hispanic and ethnic food packaged products and will license and/or acquire existing brands and distributors of Hispanic products. Brands sought by HISP and re primarily engaged in the business of developing, manufacturing, marketing and selling unique, premium, non-alcoholic beverages as well as all natural food products that are targeted towards Hispanic and ethnic-neutral consumers.

Production and Distribution

The Company buys prepackaged goods for distribution through various channels. The Company began distributing the beverage products of Gran Nevada in the third fiscal quarter of 2014. Gran Nevada is the sole manufacturer for the Company’s product line, and there are no alternate suppliers in the event that Gran Nevada or its suppliers are unable or unwilling to provide HISP with the products need to meet demand.

As of November 2015, Gran Nevada had eight SKUs that are manufactured in North America. Gran Nevada intends to expand to 13 SKUs by adding five new product lines of popular existing flavors in larger formats. HISP currently sells 70% of its products through distributors to grocery stores, which want larger containers for home consumption and food service markets rather than just the current eight single serve products. Ya Ya Foods will package the Horchata de Morro and Mexican Horchata one liter Tetra Pack cartons. Mrs. Clark’s has been selected to bottle GN’s Tamarind, Mango and Guava flavors in 64 ounce PET containers. The Gran Nevada products distributed are all-natural not-from-concentrate, preservative free Aguas Frescas (Mexican Horchata, Horchata de Morro, Tamarindo, Hibiscus, Mango, Guava, Pineapple, and Limeade). These products are geared towards the Hispanic market, but may appeal to almost any palate. An important part of HISP’s overall strategy will be expansion through the acquisition of distributors.

HISP has sales through several distributors and regularly seeks to broaden its distribution channels. The Company has engaged third party sales and marketing brokers in many area of the country. The Company also intends to sell directly to retailers, including large chain stores. Direct to retail, or Direct Store Delivery (DSD) enables manufacturers to offer better prices to retailers, which results in higher gross margins for retailers.

Intellectual Property

The Company is in the process of securing a trademark for its name and logo. HISP does not have a trademark for Hispanica International Delights of America as of November 2015.

Competition

As a distributor of Hispanic and ethnic packaged food products, the Company expects to have a portfolio of products that will not only include beverages. The main competitors of the Company include Goya Foods, Marquez Brothers International, Diaz Foods, La Fe Foods International, Grace Foods, as well as other regional ethnic food distributors. HISP will focus on selecting brands of all-natural packaged foods. Although some competitors are selling and distributing similar products, they use different packaging options and market foods that have high contents of artificial flavors, colors, and sweeteners as well high sodium contents. Additionally, our competitors import the majority of their distributed products, which are made with lower quality and price point raw materials. HISP will focus on distributing all-natural products as well as obtaining exclusive rights to brands that can be manufactured closer to its U.S. market base. HISP is committed to building long-term relationships with its consumers by offering superior, high quality products at the most competitive prices.

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

Employees

As of November 30, 2015, the Company’s president was its sole employee. Other positions are being filled with independent contractors or insider owners who do not receive cash compensation but may receive stock compensation. The Company mitigates the need for a production staff by purchasing finished inventory. The Company has contracted with food brokers to represent Gran Nevada to retail stores nationally. In certain regions of the United States, we utilize the services of direct sales and distribution companies, which sell our products through their distribution channels. This can mitigate the need for a large sales and merchandising force. The Company also outsources its logistics to third-parties, which can reduce the need for employees in these roles.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses of $277,435 and $142,354 for the six months ended November 30, 2015 and 2014, respectively, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities. In September 2015, the Company completed a private financing transaction and issued its Secured Convertible Promissory Note ("Note") in the principal amount of $87,500 to a private lender, including an original issue discount of $7,500 and reimbursed fees of $5,000. The Note matures 23 months from the date of the Note. Under the terms of the Note, the Company can borrow from the lender a maximum of $225,000 in three tranches. In September 2015, the Company exercised its right to request the first tranche and received $75,000. The Note grants the lender the right to convert the outstanding balance owed on the tranches into common stock of the Company at a conversion price of $3.00 per share. However, in the event the Company's market capitalization falls below $20 million, the conversion price will equal the lower of $3.00 per share or the market price of the Company's common stock as of the conversion date.

At November 30, 2015, we had cash on hand of $35,998, and an accumulated deficit of $691,777. See “Liquidity and Capital Resources.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheet, and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended November 30, 2015 and 2014, the Company received cash proceeds of $6,000 and $37,000, respectively, as a result of the Company’s sale of common stock. The Company utilized these funds for operations.

In September 2015, the Company received $75,000, net of $12,500 in financing costs under the terms of the Secured Convertible Promissory Note.

NET LOSS FROM OPERATIONS

The Company had a net loss of $251,623 for the three months ended November 30, 2015 as compared to $90,911 for the three months ended November 30, 2014. The increase in the net loss is primarily due to the increase in professional fees from $76,690 for the three months ended November 30, 2014 to $108,566 for the three months ended November 30, 2015 and officer’s compensation which increased from $-0- for the three months ended November 30, 2014 to $127,700 for the three months ended November 30, 2015. Professional fees for the three months ended November 30, 2015 consisted of $67,566 paid in cash and $41,000 paid in the form of the Company’s common stock. Professional fees for the three months ended November 30, 2014 consisted of $19,472 paid in cash and $57,218 paid in the form of the Company’s common stock. The increase in officer’s compensation was the result of the Company having paid a sign-on bonus to the Company’s newly appointed president consisting of $125,200 paid in the form of the Company’s common and preferred stock and $2,500 in cash.

The Company had a net loss of $277,435 for the six months ended November 30, 2015 as compared to $142,354 for the six months ended November 30, 2014. The increase in the net loss is primarily due to the increase in officer’s compensation which increased from $-0- for the six months ended November 30, 2014 to $127,700 for the six months ended November 30, 2015. The increase in officer’s compensation was the result of the Company having paid a sign-on bonus to the Company’s newly appointed president which consisted of $125,200 paid in form of the Company’s common and preferred stock and $2,500 in cash.

CASH FLOW

Our primary source of liquidity has been cash from sales of shares and the issuance of a convertible promissory note.

WORKING CAPITAL

As of November 30, 2015 the Company had total current assets of $50,133 and total current liabilities of $13,753, resulting in working capital of $36,380. As of May 31, 2015, the Company had total current assets of $79,186 and total current liabilities of $29,718 resulting in a working capital of $49,468.

RESULTS OF OPERTIONS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2015.

The following table summarizes the results of our operations during the three months ended November 30, 2015, and 2014 and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended November 30, 2015 to the same period of 2014.

	November 30, 2015	November 30, 2014	Increase (Decrease)	Percentage Increase (Decrease)
Sales, net	$37,963	$42,395	$(4,432)	(10)%
Cost of goods sold	$44,163	$51,352	$(7,189)	(14)%
Selling, General, and Administrative Expenses	$241,778	$81,639	$160,139	196%
Financing costs	$1,504	$—	$1,504
Interest expense	$2,141	$315	$1,826	580%
Net income (loss)	$(251,623)	$(90,911)	$(160,712)	(177)%
Earnings (Loss) per common share	$(0.02)	$(0.01)	$(0.01)	(100)%

For the three months ended November 30, 2015 and 2014, we had revenues of $37,963 and $42,395, respectively, a decrease of 10%.

Cost of goods sold for the three months ended November 30, 2015 and 2014, was $44,163 and $51,352, respectively, a decrease of 14%. The decrease is reflective in the decrease in sales.

Selling, general and administrative expenses for the three months ended November 30, 2015 and 2014, was $241,778 and $81,639, respectively. The increase of $160,139, or 196%, is the result of increases of $127,700 in officer’s compensation (of which $125,200 was paid through the issuance of the Company’s common and preferred stock) and $58,124 in professional fees. Professional fees for the three months ended November 30, 2015, totaled $108,566 of which $67,566 was paid in cash and $41,000 was paid through the issuance of the Company’s common stock. Professional fees for the three months ended November 30, 2014, totaled $76,690 of which $19,472 was paid in cash and $57,218 was through the issuance of the Company’s common stock. We expect selling, general, and administrative expenses to continue to increase in future periods as we initiate a number of marketing and promotional activities.

Financing costs for the three months ended November 30, 2015 and 2014 was $1,504 and $-0-, respectively. Financing costs reflect the amortization of the costs incurred in connection with the Company’s secured convertible promissory note in September 2015.

Interest expense for the three months ended November 30, 2015 and 2014 was $2,141 and $315, respectively. Interest expense increased 580% in the three months ended November 30, 2015 as compared to the same period the previous year. The increase reflects the increased debt incurred by the Company to finance operations.

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2015.

The following table summarizes the results of our operations during the six months ended November 30, 2015, and 2014 and provides information regarding the dollar and percentage increase or (decrease) from the six month period ended November 30, 2015 to the same period of 2014.

	November 30, 2015	November 30, 2014	Increase (Decrease)	Percentage Increase (Decrease)
Sales, net	$167,834	$61,897	$105,937	171%
Cost of goods sold	$171,664	$72,560	$99,104	137%
Selling, General, and Administrative Expenses	$268,610	$131,251	$137,359	105%
Financing costs	$1,504	$—	$1,504
Interest expense	$3,491	$440	$3,051	693%
Net income (loss)	$(277,435)	$(142,354)	$(135,081)	(95)%
Earnings (Loss) per common share	$(0.02)	$(0.01)	$(0.01)	(100)%

For the six months ended November 30, 2015 and 2014, we had revenues of $167,834 and $61,897, respectively, an increase of 171%, reflecting increased market penetration of our product line.

Cost of goods sold for the six months ended November 30, 2015 and 2014, was $171,664 and $72,560, respectively, an increase of 137%. The increase is reflective in the increase in sales.

Selling, general and administrative expenses for the six months ended November 30, 2015 and 2014, was $268,610 and $131,251, respectively. The increase of $137,359, or 105%, is the result of increases of $127,700 in officer’s compensation (of which $125,200 was paid through the issuance of the Company’s common and preferred stock) and $7,644 in professional fees. Professional fees for the six months ended November 30, 2015, totaled $130,277 of which $86,452 was paid in cash and $43,825 was paid through the issuance of the Company’s common stock. Professional fees for the six months ended November 30, 2014, totaled $122,633 of which $25,832 was paid in cash and $96,801 was through the issuance of the Company’s common stock. We expect selling, general, and administrative expenses to continue to increase in future periods as we initiate a number of marketing and promotional activities.

Financing costs for the six months ended November 30, 2015 and 2014 was $1,504 and $-0-, respectively. Financing costs reflect the amortization of the costs incurred to sell the Company’s secured convertible promissory note in September 2015.

Interest expense for the six months ended November 30, 2015 and 2014 was $3,491 and $440, respectively. Interest expense increased 693% in the three months ended November 30, 2015 as compared to the same period the previous year. The increase reflects the increased debt incurred by the Company to finance operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure the information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of November 30, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal controls.

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

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.

Date: January 14, 2016	By: /s/ Fernando Oswaldo Leonzo Fernando Oswaldo Leonzo Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

Date: January 14, 2016	By: /s/ Robert Gunther Robert Gunther Chief Operating Officer, and Director (Principal Financial Officer)