Form 10-Q
period 2016-02-29
HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
filed 2016-04-14
CIK 1579010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2016

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

(Check one)

Large accelerated filer ( ) Accelerated filer ( )

Non-accelerated filer ( ) Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (  ) No (X)

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the period ended in this report, February 29, 2016 the registrant had 12,909,471 shares of common stock outstanding. As of the date of filing, April 14, 2016 the registrant had 12,929,471 shares of common stock outstanding.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.

FINANCIAL STATEMENTS

FEBRUARY 29, 2016

TABLE OF CONTENTS

Financial Statements

Balance Sheets	5

Statements of Operations	6

Statements of Cash Flows	7

Notes to Financial Statements	8 - 13

Hispanica International Delights of America, Inc.
Condensed Balance Sheets
February 29, 2016 and May 31, 2015

ASSETS
	February 29,	May 31,
	2016	2015
	(Unaudited)
Current Assets:
Cash and cash equivalents	$22,718	$44,101
Accounts receivable	16,092	1,206
Prepaid expenses	400	15,000
Inventory	17,240	18,879
Total current assets	56,450	79,186

Other Assets
Investment	10,000	—
Capitalized financing costs - net	9,366	—
Total other assets	19,366	—

Total assets	$75,816	$79,186

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities
Accounts payable and accrued expenses	$11,096	$3,718
Unearned income	—	—
Loan payable - stockholders	—	20,000
Convertible note payable	3,000	6,000
Total current liabilities	14,096	29,718

Convertible note payable - non-current	87,500	—

Total liabilities	101,596	29,718

Commitments and Contingencies	—	—

Stockholders' Equity:
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized, 1,200,000 and 1,000,000 shares issued and outstanding, respectively	1,200	1,000
Common stock, $0.001 par value; 100,000,000 shares authorized, 12,909,471 and 12,168,905 shares issued and outstanding, respectively	12,929	12,169
Additional paid in capital	658,524	450,641
Accumulated deficit	(698,433)	(414,342)
Total stockholders' equity (deficiency)	(25,780)	49,468

Total liabilities and stockholders' equity (deficiency)	$75,816	$79,186

See accompanying notes to condensed financial statements

Hispanica International Delights of America, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended February 29, 2016	For the Three Months Ended February 28, 2015	For the Nine Months Ended February 29, 2016	For the Nine Months Ended February 28, 2015

Sales, net	$42,027	$79,071	$209,861	$140,968
Cost of goods sold	22,059	77,341	193,723	149,901
Gross income (loss)	19,968	1,730	16,138	(8,933)

Expenses:
Officer's compensation	2,500	—	130,200	—
Advertising and promotion	2,500	—	4,500	317
Professional fees	14,454	3,875	144,731	126,508
Travel	309	321	2,954	1,391
Other	2,944	905	8,932	8,136
	22,707	5,101	291,317	136,352

Net (loss) before other income and expenses	(2,739)	(3,371)	(275,179)	(145,285)

Other (expenses)
Financing costs	(1,630)	—	(3,134)	—
Interest expense - net	(2,287)	(735)	(5,778)	(1,175)
	(3,917)	(735)	(8,912)	(1,175)

Net (loss)	$(6,656)	$(4,106)	$(284,091)	$(146,460)

Basic and diluted (loss) per share	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Basic and diluted weighted average number of shares outstanding	12,891,285	11,896,350	12,591,882	10,986,783

See accompanying notes to condensed financial statements

Hispanica International Delights of America, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended February 29, 2016	For the Nine Months Ended February 28, 2015
Cash flows from operating activities:
Net (loss)	$(284,091)	$(146,460)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	175,026	96,800
Amortization of capitalized financing costs	3,134	—
Accounts receivable	(14,886)	13,591
Prepaid expenses	14,600	—
Inventory	1,639	(61,729)
Accounts payable and accrued expenses	8,195	(32,058)
Net cash (used in) operating activities	(96,383)	(129,856)

Cash flows from financing activities:
Proceeds from issuance of common stock	13,000	99,500
Proceeds from convertible notes payable, net of financing costs	75,000	6,000
Repayment of convertible notes payable	(3,000)	—
Repayment of loans payable - stockholders	(10,000)	—
Proceeds from loan payable - related party	—	20,000
Stockholder contribution	—	3,000
Net cash provided by financing activities	75,000	128,500

Net decrease in cash and cash equivalents	(21,383)	(1,356)
Cash and equivalents at beginning of period	44,101	21,136
Cash and equivalents at end of period	$22,718	$19,780

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,697	$—

Non-cash transactions:
Supplemental Schedule of non-cash investing and
financing activities:
Shares issued upon settlement of debt	$10,817	$—

Shares issued for investment	$10,000	$—

 See accompanying notes to condensed financial statements

Hispanica International Delights of America, Inc.

Notes to Condensed Financial Statements

February 29, 2016

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

Net Loss Per Common Share

The Company calculates net income (loss) per share based on the authoritative guidance. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As of February 29, 2016, the convertible notes payable, which could be converted into 43,044 shares of common stock, were outstanding.

Hispanica International Delights of America, Inc.

Notes to Condensed Financial Statements

February 29, 2016

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of February 29, 2016, and does not expect this to change significantly over the next 12 months.

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. Uncollectible accounts are written off at the time they are deemed uncollectible. Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management's estimate of the amount of receivables that will actually be collected. As of February 29, 2016 and May 31, 2015, an allowance for doubtful accounts was not necessary.

Inventory

Inventory consists of finished goods and is stated at the lower of cost (first-in, first-out) or market value.

Hispanica International Delights of America, Inc.

Notes to Condensed Financial Statements

February 29, 2016

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Pronouncements

In May 2014, FASB and IASB issued a new joint revenue recognition standard that supersedes nearly all GAAP guidance on revenue recognition. The core principle of the standard is that revenue recognition should depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard is effective for the Company for the fiscal year beginning June 1, 2017, and the effects of the standard on the Company’s condensed financial statements are not known at this time.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying condensed financial statements.

Note 2. CONCENTRATION OF CREDIT RISK

Sales and Accounts Receivable

For the nine months ended February 29, 2016, sales to four customers accounted for approximately 92% of the Company's net sales. One customer accounted for approximately 97% of the Company's accounts receivable balances at February 29, 2016.

For the nine months ended February 28, 2015, sales to three customers accounted for 79% of the Company's net sales. One customer accounted for approximately 95% of the Company's accounts receivable balances at February 28, 2015.

Note 3. LOANS PAYABLE - STOCKHOLDERS

In February 2014, a stockholder lent the Company $10,000. Under the terms of the agreement, the note matured on February 28, 2015 and had an interest rate of 5% per annum on the unmatured principal balance. As per the terms of the agreement, interest on the matured but unpaid principal balance increased to 12% per annum. In September 2015, the note was renegotiated to lower the interest to 5% and the Company issued 43,226 shares of common stock at $0.25 per share to repay the note plus accrued interest of $817.

In February 2015, a stockholder and officer lent the Company $20,000. The loan had an interest rate of 36% per annum. Under the terms of the agreement, the note matured on May 20, 2015. In April 2015, the Company repaid $10,000 of the loan balance. The Company repaid the remaining principal and accrued interest in September 2015.

Hispanica International Delights of America, Inc.

Notes to Condensed Financial Statements

February 29, 2016

Note 4. CONVERTIBLE NOTES PAYABLE

In September 2014, the Company issued a convertible debenture for the principal amount of $6,000. The debenture had an original due date of December 31, 2014. In January 2015, the holder signed an amendment that made the debenture and accrued interest payable on demand. Interest accrues at 10% per annum. The debenture holder has the option of converting the debenture in whole or in part into the Company's common stock at the rate of $0.25 per share at any time prior to redemption. In October 2015, the Company repaid $3,000 of note principal. At February 29, 2016 and May 31, 2015, accrued interest on the debenture was $117 and $438, respectively, and is reported as accounts payable and accrued expenses.

In September 2015, the Company issued a convertible note payable for the principal amount of $87,500 including an original issue discount ("OID") of $7,500 and loan costs of $5,000. The OID and loan costs are being amortized over 23 months and are being expensed as interest and loan cost expense, respectively. The note has a maturity date 23 months after inception at which time all accrued interest and principal are due and payable. There is a prepayment premium of 125% of the loan balance being paid prior to the maturity date. Interest accrues at 10% per annum. The note holder has the option of converting the note principal and accrued interest in whole or in part into the Company's common stock at the rate of $3.00 per share at any time prior to redemption. At February 29, 2016, accrued interest on the note was $4,229 and is reported as accounts payable and accrued expenses.

Note 5. STOCKHOLDERS' EQUITY

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001 per share. There were 12,909,471 and 12,168,905 shares of common stock issued and outstanding at February 29, 2016 and May 31, 2015, respectively.

The Company has authorized 10,000,000 shares of Series A preferred stock with a par value of $0.001 per share. There were 1,200,000 and 1,000,000 shares of Series A preferred stock issued and outstanding at February 29, 2016 and May 31, 2015, respectively. The preferred stock has preferential voting rights of 50 votes per outstanding share.

Effective October 30, 2015, the Company entered into a Share Exchange Agreement (“Exchange Agreement”) and a Distribution Agreement with Just Buns, Inc., a New York corporation, (“Just Buns”), the creator of sweet buns sold under the brand name “Swirly Buns”. Under the terms of the Exchange Agreement, the Company acquired a 20% equity interest in Just Buns in exchange for the issuance of 20,000 shares of the Company’s Common Stock, which were valued at $0.50 per share at the time of the exchange. As of February 29, 2016, $10,000 related to the transaction is reported as Investment on the balance sheet. As of April 14, 2016, the 20,000 common shares have not been issued to Just Buns.

During the nine months ended February 29, 2016, the Company issued 619,300 shares of common stock, including 500,000 common shares issued to the president of the Company, at $0.25 per share and 40,000 shares of common stock at $0.50 per share for services provided to the Company.

During the nine months ended February 29, 2016, the Company issued 24,000 shares of common stock at $0.25 per share and 14,000 shares of common stock at $0.50 per share.

During the nine months ended February 29, 2016, the Company issued 43,266 shares of common stock at $0.25 per share to repay a note payable (Note 3).

During the nine months ended February 29, 2016, the Company issued 200,000 shares of Series A preferred stock at $0.001 per share to the president of the Company.

Hispanica International Delights of America, Inc.

Notes to Condensed Financial Statements

February 29, 2016

Note 6. COMMITMENTS AND CONTINGENCIES

The Company currently leases its offices on a month-to-month basis from the Company's Chief Executive Officer and stockholder for $750 per month.

Rent expense for the three and nine months ended February 29, 2016 totaled $2,250 and $6,750, respectively. Rent expense for the three and nine months ended February 28, 2015 totaled $1,500 and $4,500, respectively. As of February 29, 2016, unpaid rent of $6,750 is reported as accounts payable and accrued expenses.

Note 7. INCOME TAXES

The deferred tax asset consists of the following:

	February 29, 2016 (Unaudited)	May 31, 2015

Net operating loss carryforward	$279,000	$165,000
Valuation allowance	(279,000)	(165,000)
Deferred tax asset, net	$—	$—

The income tax benefit differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

	February 29, 2016 (Unaudited)	May 31, 2015

Statutory federal income tax rate	34%	34%
State income taxes, net of federal taxes	6%	6%
Valuation allowance	(40)%	(40)%
Effective income tax rate	0%	0%

As of February 29, 2016, the Company has net operating loss carryforwards of approximately $698,000 to reduce future federal and state taxable income through 2035.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examinations.

Hispanica International Delights of America, Inc.

Notes to Condensed Financial Statements

February 29, 2016

Note 8. RELATED PARTY TRANSACTIONS

The Company purchases its inventory from a supplier related through common ownership and management. The Chief Executive Officer and Chairman of the Company is the supplier's President. In addition, the Chief Financial Officer and Director of the Company has a minority interest in the supplier. The amount of inventory purchased from the supplier during the nine months ended February 29, 2016 and February 28, 2015 was approximately $175,000 and $200,000, respectively. As of February 29, 2016 and February 28, 2015, accounts payable to this supplier of $-0- and $26,000, respectively, were reported as accounts payable and accrued expenses.

Note 9. BASIS OF REPORTING

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $698,000, which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and receive additional loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements rather than historical facts that involve risks and uncertainties. You can identify these statements by the use of forward- looking words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Such forward-looking statements discuss our current expectations of future results of operations or financial condition. However, there may be events in the future that we are unable to accurately predict or control and there may be risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, which could have a material adverse effect on our business, operating results and financial condition. The forward-looking statements included herein are only made as of the date of the filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

COMPANY OVERVIEW

Hispanica International Delights of America, Inc. was incorporated on April 15, 2013 and is a Delaware company that is dedicated to building one of the premier distributors of ethnic inspired food and beverages throughout the United States. HISP has already begun to distribute fruit juices, nectars, and milk based products and intends to distribute teas, carbonated drinks, dry goods, preserves and bakery products. These brands emulate the flavors, tastes and traditions which have been known for generations among the Hispanic and other ethnic groups which are now becoming part of the American mainstream diet. The brands distributed are under a proprietary basis (through distribution agreements and/or exclusive licensing arrangements). In October 2013, the Company signed a distribution agreement with Gran Nevada Beverage, Inc. (“Gran Nevada” or “GN”), an entity related through common management. The agreement provides the Company with the right to sell and distribute Gran Nevada’s beverages in Texas and California with purchase prices at the then applicable wholesale prices charged to Gran Nevada’s distributors. The agreement is for an initial term of five years with automatic renewals of successive five year terms unless terminated. HISP initiated sales and distribution operations in March 2014.

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

As of February 2016, Gran Nevada had eight SKUs that are manufactured in North America. Gran Nevada intends to expand to 13 SKUs by adding five new product lines of popular existing flavors in larger formats. HISP currently sells 70% of its products through distributors to grocery stores, which want larger containers for home consumption and food service markets rather than just the current eight single serve products. Ya Ya Foods will package the Horchata de Morro and Mexican Horchata one liter Tetra Pack cartons. Mrs. Clark’s has been selected to bottle Gran Nevada’s Tamarind, Mango and Guava flavors in 64 ounce PET containers. The Gran Nevada products distributed are all-natural not-from-concentrate, preservative free Aguas Frescas (Mexican Horchata, Horchata de Morro, Tamarindo, Hibiscus, Mango, Guava, Pineapple, and Limeade). These products are geared towards the Hispanic market, but may appeal to almost any palate. An important part of HISP’s overall strategy will be expansion through the acquisition of distributors.

HISP has sales through several distributors and regularly seeks to broaden its distribution channels. The Company has engaged third party sales and marketing brokers in many areas of the country. The Company also intends to sell directly to retailers, including large chain stores.

Intellectual Property

The Company is in the process of securing a trademark for its name and logo. HISP does not have a trademark for Hispanica International Delights of America as of February 2016.

Competition

As a distributor of Hispanic and ethnic packaged food products, the Company expects to have a portfolio of products that will not only include beverages. The main competitors of the Company include Goya Foods, Marquez Brothers International, Diaz Foods, La Fe Foods International, Grace Foods, as well as other regional/ethnic food distributors. HISP will focus on selecting brands of all-natural packaged foods. Although some competitors are selling and distributing similar products, they use different packaging options and market foods that have high contents of artificial flavors, colors, and sweeteners as well high sodium contents. Additionally, our competitors import the majority of their distributed products, which are made with lower quality and price point raw materials. HISP will focus on distributing all-natural products as well as obtaining exclusive rights to brands that can be manufactured closer to its U.S. market base. HISP is committed to building long-term relationships with its consumers by offering superior, high quality products at the most competitive prices.

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

Employees

As of February 29, 2016, the Company’s president was its sole employee. Other positions are being filled with paid independent contractors or insider owners who do not receive cash compensation but may receive stock compensation. The Company mitigates the need for a production staff by purchasing finished inventory. The Company has contracted with food brokers to represent Gran Nevada to retail stores nationally. In certain regions of the United States, we utilize the services of direct sales and distribution companies, which sell our products through their distribution channels. This can mitigate the need for a large sales and merchandising force. The Company also outsources its logistics to third-parties, which can reduce the need for employees in these roles.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses of $284,091 and $146,460 for the nine months ended February 29, 2016 and 2015, respectively, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities. In September 2015, the Company completed a private financing transaction and issued its Secured Convertible Promissory Note ("Note") in the principal amount of $87,500 to a private lender, including an original issue discount of $7,500 and reimbursed fees of $5,000. The Note matures 23 months from the date of the Note. Under the terms of the Note, the Company can borrow from the lender a maximum of $225,000 in three tranches. In September 2015, the Company exercised its right to request the first tranche and received $75,000. The Note grants the lender the right to convert the outstanding balance owed on the tranches into common stock of the Company at a conversion price of $3.00 per share. However, in the event the Company's market capitalization falls below $20 million, the conversion price will equal the lower of $3.00 per share or the market price of the Company's common stock as of the conversion date.

At February 29, 2016, we had cash on hand of $22,718, and an accumulated deficit of $698,433. See “Liquidity and Capital Resources.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended February 29, 2016 and 2015, the Company received cash proceeds of $13,000 and $99,500, respectively, as a result of the Company’s sale of common stock. The Company utilized these funds for operations.

In September 2015, the Company received $75,000, net of $12,500 in financing costs under the terms of the Secured Convertible Promissory Note.

CASH FLOW

Our primary source of liquidity has been cash from sales of shares and the issuance of a convertible promissory note.

WORKING CAPITAL

As of February 29, 2016 the Company had total current assets of $56,450 and total current liabilities of $14,096 resulting in working capital of $42,354. As of May 31, 2015, the Company had total current assets of $79,186 and total current liabilities of $29,718 resulting in a working capital of $49,468.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2016.

The following table summarizes the results of our operations during the three months ended February 29, 2016 and February 28, 2015 and provides information regarding the dollar and percentage increase or (decrease) from the three month period ended February 29, 2016 to the same period of 2015.

	For the Three Months Ended February 29, 2016 (Unaudited)	For the Three Months Ended February 28, 2015 (Unaudited)	Increase/ (Decrease) $	Increase/ (Decrease) %
Sales, net	$42,027	$79,071	$(37,044)	(46.8)%
Cost of goods sold	22,059	77,341	(55,282)	(71.5)%
Selling, general, and administrative expenses	22,707	5,101	17,606	345.1%
Financing costs	(1,630)	—	(1,630)	(100.0)%
Interest expense - net	(2,287)	(735)	(1,552)	211.2%
Net (loss)	$(6,656)	$(4,106)	$(2,550)	62.1%
Earnings (Loss) per common share	$—	$—	$—	0.0%

The Company had a net loss of $6,656 for the three months ended February 29, 2016 as compared to

$4,106 for the three months ended February 29, 2015. The increase in the net loss of $2,550 or 62% is primarily the result of decreased sales of $37,044 or 47% and increased expenses of $17,606 or 345% that were partially offset by decreased cost of goods sold of $55,282 or 72%. The decrease in cost of goods sold is reflective in the decrease in sales.

The Company’s expenses increased by $17,606 or 345% during the three months ended February 29, 2016 as compared with the three months ended February 28, 2015 as a result of (i) increased compensation paid to an officer of the Company in the amount of $2,500; (ii) increased marketing expenses of $2,500; (iii) increased professional fees expenses of $10,579, including $4,000 of stock compensation granted for consulting services; and, (iv) increased selling general and administrative expenses of $2,039. We expect selling, general, and administrative expenses to continue to increase in future periods as we initiate a number of marketing and promotional activities.

During the three months ended February 29, 2016, the Company recorded $1,630 of finance costs as amortization of the original issue discount of $7,500 and the reimbursed fees of $5,000 incurred as a result of the issuance of the Secured Convertible Promissory Note ("Note") in the principal amount of $87,500 to a private lender.

The Company’s interest expense increased by $1,552 during the three months ended February 29, 2016 as compared to the three months ended February 28, 2015. The increase reflects the increased debt incurred by the Company to finance operations.

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2016.

The following table summarizes the results of our operations during the nine months ended February 29, 2016 and February 28, 2015 and provides information regarding the dollar and percentage increase or (decrease) from the nine month period ended February 29, 2016 to the same period of 2015.

	For the Nine Months Ended February 29, 2016 (Unaudited)	For the Nine Months Ended February 28, 2015 (Unaudited)	Increase/ (Decrease) $	Increase/ (Decrease) %
Sales, net	$209,861	$140,968	$68,893	48.9%
Cost of goods sold	193,723	149,901	43,822	29.2%
Selling, general and administrative expenses	291,317	136,352	154,965	113.6%
Financing costs	(3,134)	—	(3,134)	(100.0)%
Interest expense - net	(5,778)	(1,175)	(4,603)	391.7%

Net (loss)	$(284,091)	$(146,460)	$(137,631)	94.0%

(Loss) per common share	$(0.02)	$(0.01)	$(0.01)	100.0%

For the nine months ended February 29, 2016 and February 28, 2015, we had net sales of $209,861 and $140,968, respectively, an increase of 49%.

Cost of goods sold for the nine months ended February 29, 2016 and February 28, 2015, was $193,723 and $149,901, respectively, an increase of 29%. The increase is reflective of the increase in sales.

The Company’s expenses increased by $154,965 or 114% during the nine months ended February 29, 2016 as compared with the nine months ended February 28, 2015 primarily as a result of (i) increased compensation paid to an officer of the Company in the amount of $2,500, and, an additional $127,700 of officer’s compensation (of which $125,200 was paid through the issuance of the Company’s common and preferred stock); (ii) increased marketing expenses of $4,183; (iii) increased professional fees expenses of $18,223. Professional fees for the nine months ended February 29, 2016, totaled $144,731 of which $99,731 was paid in cash and $45,000 was paid through the issuance of the Company’s common stock. Professional fees for the nine months ended February 28, 2015, totaled $126,508 of which $29,707 was paid in cash and $96,801 was through the issuance of the Company’s common stock. We expect selling, general, and administrative expenses to continue to increase in future periods as we initiate a number of marketing and promotional activities.

Financing costs for the nine months ended February 29, 2016 and February 28, 2015 was $3,134 and $-0-, respectively. Financing costs reflect the amortization of the costs incurred to sell the Company’s secured convertible promissory note in September 2015.

Interest expense for the nine months ended February 29, 2016 and 2015 was $5,778 and $1,175, respectively. Interest expense increased 392% in the nine months ended February 29, 2016 as compared to the same period the previous year. The increase reflects the increased debt incurred by the Company to finance operations.

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

As of February 29, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect our internal controls.

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

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.

Date: April 14, 2016	By: /s/ Fernando Oswaldo Leonzo Fernando Oswaldo Leonzo Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

Date: April 14, 2016	By: /s/ Robert Gunther Robert Gunther Chief Operating Officer, and Director (Principal Financial Officer)