Form 10-K
period 2016-05-31
HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
filed 2016-09-02
CIK 1579010

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

_____________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: May 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 333-190788

Hispanica International Delights of America, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-2552550
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

575 Lexington Ave, 4th Floor
New York, NY	10022
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number: (866) 928-5070

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☒

As of May 31, 2016 (the last day of the registrant’s most recently completed fourth fiscal quarter), the aggregate market value of the registrant’s 13,040,471 shares of common stock held by non-affiliates of the registrant was $14,344,518 (based on its reported last sale price on May 25, 2016 of $1.10 per share).

As of August 19, 2016, there were 14,112,151 shares of the registrant's common stock, par value $0.001, issued and outstanding.

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

PART I

ITEM 1.   BUSINESS

COMPANY OVERVIEW

Hispanica International Delights of America, Inc. (the “Company” or “HISP”, “us”, “we” “our”) was incorporated on April 15, 2013 as a Delaware company and is engaged in the distribution of proprietary, licensed and third party Hispanic and ethnic food and beverages throughout the United States. HISP has already begun to distribute fruit juices, nectars, and milk based products and expects begin to distribute teas, carbonated drinks, dry goods, preserves, frozen foods and bakery products. The brands distributed are under a proprietary basis (through distribution agreements and/or exclusive licensing arrangements). Our brands emulate the flavors, tastes, and traditions which have been known for generations among the Hispanic and other ethnic groups and are now becoming part of the American mainstream diet.

Our objective is to grow as rapidly as possible (both organically and via strategic alliances and acquisitions) using the public capital markets for access to capital. The companies and assets sought by us will be those that already have market penetration in the following segments: (1) Food Distribution and Manufacturing; (2) Beverage Brands and (3) Distribution Food Service.

HISP exclusively distributes about $200,000 in GRAN NEVADA (GN) products, and our objective is to grow the GN business to over $1 million per year. Our management team has over 30 years of combined experience in the Hispanic food and beverage industry to generate these sales. In July 2016, we acquired the company’s first Direct Store Delivery (“DSD”) in an all cash purchase. HISP has new key personnel with previous managerial experience to begin the implementation of increasing our sales to potentially growing the business with a target of $5MM in revenues with plans to continue its growth via mergers and acquisitions.

In October 2013 we signed a distribution agreement with Gran Nevada Beverage, Inc. (“Gran Nevada”), an entity related through common management. The agreement provides us with the right to sell and distribute Gran Nevada's beverages in Texas and California with purchase prices at the then applicable wholesale prices charged to Gran Nevada's distributors. The agreement is for an initial term of five years with automatic renewals of successive five year terms unless terminated.  We initiated sales and distribution operations in March 2014.

On October 30, 2015, the company entered into an agreement to acquire a 20% minority equity interest in Just Buns Inc. in exchange for 20,000 shares to the Company’s common stock. The Company also entered into an exclusive Distribution Agreement with Just Buns, Inc. to distribute their proprietary Ensaimades sold under the name “Swirly Buns”. As of the date of this filing the Company has not finalized these transactions. Upon finalization the Company will issue 20,000 shares of common stock.

On March 24, 2016, we entered into a Stock Purchase and Sale Agreement to acquire all of the issued and outstanding common stock of Energy Sources Distributors, Inc. (“ESD”) from its three founding shareholders. ESD provides wholesale distribution of specialty beverage products from its headquarters in Gilroy, California. The total purchase price for the acquisition was $450,000 in cash. We retained one of the selling founders as General Manager for a term of twelve (12) months pursuant to an employment agreement to manage operations at the ESD facility in Gilroy, California. ESD is now a wholly-owned subsidiary. Effective July 5, 2016, we entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Facility”) with TCA Global Credit Master fund, L.P. (“TCA”) which allows the Company to borrow up to $7.5 million. However, as of the execution date of the Credit Facility, only $1.6 million has been allocated by TCA to the Company for working capital financing and for any other purpose permitted under the terms of the Credit Facility. ESD is Corporate Guarantor to the Credit Facility. Under the terms of the Credit Facility, we are obligated to pay approximately $544,000 of transaction fees to TCA including a Transaction Advisory Fee equal to 2% of the loan commitment amount, as defined by the Credit Facility, and an Advisory Fee of $350,000 which may be paid in restricted stock or cash. On July 5, 2016 the Company borrowed $650,000 from the Credit Facility and used the proceeds to complete the acquisition of ESD; payoff outstanding secured obligations; to pay vendors for inventory purchases transaction and closing fee to TCA.

Our executive offices are in New York City and with distribution operations in the New York City Tri-State Region, the Washington, D.C. Metro Area, the Houston Metropolitan Area, and in Los Angeles and the Northern California Region.

Our website is http://www.hispanicadelights.com/.

CURRENT OPERATIONS

Sales

We currently market and sell traditional Hispanic beverages as well as nationally recognized branded beverages through ESD. We plan to market and sell more traditional Hispanic and ethnic food packaged products and will license and/or acquire existing brands and distributors of Hispanic products. Brands sought by us are primarily engaged in the business of developing, manufacturing, marketing and selling unique, premium, alcoholic and non-alcoholic beverages as well as all natural food products that target toward Hispanic and ethnic-neutral consumers.

Production and Distribution

We buy pre-packaged and unpackaged goods for distribution through various channels. We began distributing the beverage products of Gran Nevada in the third fiscal quarter of 2014. Gran Nevada is the sole manufacturer for its product line, and there are no alternate suppliers in the event that Gran Nevada or its suppliers are unable or unwilling to provide us with the products needed to meet demand. We use an unrelated third party to package our products for distribution.

As of May 2016, Gran Nevada had eight (8) SKUs that are manufactured in North America. Gran Nevada intends to expand to 13 SKUs by adding five new product lines of popular existing flavors in larger formats. We currently sell 70% of Gran Nevada products through distributors to grocery stores, which want larger containers for home consumption and food service markets rather than just the current eight single serve products. We will package, in Q4 2017, the Gran Nevada Horchata de Morro and Mexican Horchata in 1 liter Tetra Pack cartons, Tamarind, Mango & Guava flavors in 64oz PET containers.. The Gran Nevada products distributed are all natural, not from concentrate, preservative-free Aguas Frescas (Mexican Horchata, Horchata de Morro, Tamarindo, Hibiscus, Mango, Guava, Pineapple, and Limeade). These products are geared towards the Hispanic market, but may appeal to almost any palate. An important part of our overall strategy will be expansion through the acquisition of distributors.

We sell the Gran Nevada products through several distributors and we regularly seek to broaden our distribution channels.  We have engaged third party sales and marketing brokers in many areas of the country. We also now sell directly to retailers through ESD, including large chain stores. Direct to retail enables manufacturers to offer better prices to retailers, which results in higher gross margins for retailers.

Intellectual Property

We are in the process of securing a trademark for our name and logo. As of the date of this annual report, we do not have any trademarks or copyrights for our intellectual property.

Competition

As a distributor of Hispanic and ethnic packaged food products, we expect to have a portfolio of products that will not only include beverages. Our main competitors include Goya Foods, Marquez Brothers International, Diaz Foods, La Fe Foods International, Grace Foods, as well as other regional Ethnic Food Distributors. We will focus on selecting brands of all natural packaged foods. Although some competitors are selling and distributing similar products, they use different packaging options and in particular market foods that have high contents of artificial flavors, colors, and sweeteners as well high sodium contents. Additionally, our competitors import the majority of their distributed products, which are made with lower quality and price point raw materials. We will focus on distributing all natural products as well as obtaining exclusive rights to brands that can be manufactured closer to its U.S. market base.  We are committed to building long-term relationships with our consumers by offering superior, high quality products at the most competitive prices.

The packaged beverage market is highly competitive. Competitors in our market compete for brand recognition, ingredient sourcing, qualified personnel, distribution and product shelf space.  As a developing company, a majority of our competitors are more established and better capitalized.  The packaged beverage market is generally dominated by the largest beverage providers, including The Coca-Cola Company and PepsiCo, Inc.  Many of our competitors enjoy significant brand recognition and consumer confidence and are able to readily secure shelf space and media attention for their products. Many of our competitors also have existing relationships with the same distribution channels and retailers through which we sell our products. We intend to compete in the market by offering consumers affordable products that taste better and possess a longer shelf life than most products in the market.

Government Regulation

Packaged beverage and juice products are governed by the U.S. Food and Drug Administration. As such, it is necessary for us to ensure that we establish, maintain and make available for inspection, records and labels with nutrition information that meet legal food labeling requirements.  Our products are manufactured by contracted production facilities that are subject to many regulations, including food facility registration, recordkeeping, good manufacturing practice requirements, reporting, preventive controls and inspections.

Employees

As of May 31, 2016, our Chief Executive Officer, President, and our Chief Operating Officer were our sole employees. Other executive and management positions are being filled by paid independent contractors or our directors who do not receive cash compensation but may receive stock compensation. We mitigate the need for a production staff by purchasing finished inventory. We have contracted with food brokers to represent Gran Nevada to retail stores nationally. In certain regions of the United States, we utilize the services of direct sales and distribution companies, which sell our products through their distribution channels. This can mitigate the need for a large sales and merchandising force. We also outsource our logistics to third-parties, which can reduce the need for employees in these roles.

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

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses of $400,207 and $212,593 for the years ended May 31, 2016 and 2015, respectively, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities.

At May 31, 2016, we had cash on hand of $27,241, and an accumulated deficit of $ 814,549. See “Liquidity and Capital Resources.”

ITEM 1A.    RISK FACTORS

As a “Smaller Reporting Company”, we are not required to provide this information.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

As a “Smaller Reporting Company”, we are not required to provide this information.

ITEM 2.   PROPERTIES

The Company rents administrative office space in Baldwin, NY on a month-to-month basis at a cost of $750 per month from Robert I. Gunther, an officer and founding stockholder of the Company.

ITEM 3.  LEGAL PROCEEDINGS

No legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party.

ITEM 4.   MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have two classes of stock outstanding, Common Stock and Preferred Stock.  Our Common Stock is quoted on the OTC Bulletin Board under the symbol “HISP.” The table below sets forth the high and low reported closing prices per share of Common Stock for the period’s indicated. There is no established public trading market for the Preferred Stock.

	2016		2015
	High	Low	High	Low
First quarter	$2.65	$2.50	—	—
Second quarter	$2.69	$2.40	$2.00	$1.25
Third quarter	$2.44	$0.51	$2.50	$1.80
Fourth quarter	$1.20	$0.66	$2.75	$2.41

The Company has not declared dividends and does not intend to in the foreseeable future. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

Holders

As of August 19, 2016, there were 14,112,151 shares of Common Stock issued and outstanding held by 85 shareholders of record. As of August 19, 2016, there were 1,200,000 shares of Preferred Stock issued and outstanding held by 4 shareholders of record. Preferred shares are not convertible and do not receive dividends.

Dividends

We have never declared any cash dividends with respect to our Common Stock. Future payment of dividends is within the discretion of the Board of Directors and will depend on earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting or that are likely to limit, our ability to pay dividends on our Common Stock, we presently intend to retain future earnings, if any, for use in our business. We have no present intention to pay cash dividends on our Common Stock.

Recent Sales of Unregistered Securities

Since January 2015, we have issued the following unregistered equity securities in private transactions without registration under the Securities Act:

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

On May 31, 2015, 12,168,905 shares of our common stock was issued and outstanding.

In June 2015, the Company issued 24,000 shares of common stock to one investor at $0.25 per share. The proceeds were used for operations of the Company.

In June 2015, the Company issued 6,500 shares of common stock to one investor at $0.25 per share for services provided to the Company.

In July 2015, the Company issued 8,000 shares of common stock to one investor at $0.25 per share for services provided to the Company.

In August 2015, the Company issued 4,800 shares of common stock to one investor at $0.25 per share for services provided to the Company.

In September 2015, we issued 500,000 shares of common stock to John Romagosa at $0.25 per share, for services as president of the Company.

In September 2015, we issued 200,000 shares of Series A preferred stock to John Romagosa at $0.001 per share, for services as president of the Company.

In September 2015, the Company issued 100,000 shares of common stock to three investors at $0.25 per share for services provided to the Company.

In September 2015, the Company issued 500,000 shares of common stock to John Romagosa at $0.25 per share, for services as president of the Company.

In September 2015, the Company issued 43,266 shares of common stock to Isabella Giordano at $0.25 per share for repayment of a debt owed by the Company plus interest accrued to the date of repayment.

In October 2015, the Company issued 32,000 shares of common stock to three investors at $0.50 per share for services provided to the Company.

In February 2016, the Company issued 14,000 shares of common stock to five investors at $0.50 per share. The proceeds were used for operations of the Company.

In February 2016, the Company issued 8,000 shares of common stock to one investor at $0.50 per share for services provided to the Company.

In March 2016, the Company issued 20,000 shares of common stock to one investor at $0.50 per share. The proceeds were used for operations of the Company.

In March 2016, the Company issued 6,000 shares of common stock to one investor at $0.50 per share for services provided to the Company.

In April 2016, the Company issued 90,000 shares of common stock to four investors at $0.50 per share. The proceeds were used for operations of the Company.

In April 2016, the Company issued 15,000 shares of common stock to one investor at $1.00 per share for services provided to the Company.

Each of the foregoing transactions were deemed exempt from the registration requirements of the Securities Act of 1933,as amended, in reliance on the exemption at Section 4(a)(2) and/or Regulation A Rule 506 for transaction not involving a public offering.

ITEM 6.   SELECTED FINANCIAL

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

Recent Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-2, "Leases" (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate and manufacturing equipment, to recognize on assets and liabilities on their balance sheet for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU will be effective for public entities beginning the first quarter 2019. We do not believe that this ASU will have a material impact on our financial statements.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes, Balance Sheet Classifications of Deferred Taxes." This amendment simplifies the presentation of deferred taxes by requiring that all deferred tax liabilities and assets now be recorded as noncurrent. This amendment is effective for interim and annual reporting periods beginning after December 15, 2016 with early adoption permissible. The Company will adopt this amendment in 2017. This amendment has no material impact on the Company's results of operation.

In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers." This amendment defers the effective date of implementation to after December 15, 2017.

In July 2015, the FASB issued ASU 2015-11, "Inventory. Simplifying the Measurement of Inventory." This amendment only applies to entities that use the first-in, first-out (FIFO) or average cost methods of valuing inventory. Entities should now measure inventory at the lower of cost and net realizable value. This amendment aligns measurement of inventory in GAAP with the International Financial Reporting Standards (IFRS). This amendment is effective for annual periods beginning after December 15, 2016 with early adoption permitted. The Company will adopt this amendment in 2017. This amendment has no material impact on the Company's results of operation.

In April 2015, the FASB issued ASU 2015-03 , “Interest -Imputation of Interest. “ This guidance requires debt issuance costs be presented in the balance sheet as a reduction in liability rather than as an asset. This amendment is effective for interim and reporting periods beginning after December 15, 2016 with early adoption permissible. The Company has elected early adoption.

On May 14, 2014, FASB and IASB issued a new joint revenue recognition standard that supersedes nearly all U.S. GAAP guidance on revenue recognition. The core principal of the standard is that revenue recognition should depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard is effective for the Company for the fiscal year 2017 and the effects of the standard on the Company's consolidated financial statements are not known at this time.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying consolidated financial statements.

Results of Operations

Years Ended May 31, 2016 and 2015

Revenues

The Company commenced distribution of Gran Nevada products in April 2013 in Delaware, Maryland, Virginia, Pennsylvania, New York, Texas and California.  The eight products distributed from Gran Nevada (http://www.grannevadabeverage.com) are all natural, not from concentrate, preservative-free brand of aguas frescas (Mexican Horchata, Horchata de Morro, Tamarindo, Hibiscus, Mango, Guava, Pineapple, and Limeade) available in the United States today. Revenues from its eight products for the years ended May 31, 2016 and 2015 were $193,734 and $214,502, respectively, representing a decrease of approximately ten percent (10%).

Cost of Goods Sold

Cost of Goods Sold includes finished goods, freight-in, freight-out, and warehousing expense.  For the year ended May 31, 2016, cost of goods sold was $215,997, or approximately 110% of sales compared to the year ended May 31, 2015 when cost of goods sold was $240,017, or approximately 112% of sales. The negative gross profit during 2016 and 2015 was primarily the result of pricing discounts offered to acquire market share.

Operating Expenses

For the year ended May 31, 2016, operating expenses were $342,506, an increase of $158,248 or approximately 86% over operating expenses for the year ended May 31, 2015 of $184,258.  The Company continued to incur costs associated with launching commercial operations in the year ended May 31, 2016.

Our operating expenses consisted of (a) officers compensation, which was $130,200 during the year ended May 31, 2016, and included $125,200 of stock compensation, as compared to $0 during the year ended May 31, 2015, (b) professional advisory service fees and consulting fees, which were $184,081 for the year ended May 31, 2016 as compared to $152,900 during the year ended May 31, 2015, (c) marketing, promotional, licensing and related fees, which were $5,021 for the year ended May 31, 2016 as compared to $3,417 during the year ended May 31, 2015, (d) travel, which was $4,029 during the year ended May 31, 2016 as compared to $1,485 during the year ended May 31, 2015, (e) rent, which was $9,697 during the year ended May 31, 2016 as compared to $7,500 during the year ended May 31, 2014, and (f) other, which was $9,478 during the year ended May 31, 2016 as compared to $18,956 during the year ended May 31, 2015.

Liquidity and Capital Resources

Liquidity

During the year ended May 31, 2016, the Company received cash proceeds of $68,000 as a result of the sale of the Company’s common stock. The Company utilized the majority of these funds for operations and distribution, as well as to promote and market the business.  Additionally, the Company used some of the funds for administrative costs, including legal fees, audit fees and compensation costs.

Working Capital Needs

The Company has insufficient cash on hand to fund the operations of the Company through May 2017. Although our operations have begun to generate increased cash flow we are not yet at the point that we will be able to maintain our operations. Management will continue to seek financing or raise funds through private placements so the Company will be able to meet its obligations. As a result, there is substantial doubt about our ability to continue as a going concern.

At May 31, 2016, we had cash on hand of $27,241, and an accumulated deficit of $814,459.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Hispanica International Delights of America, Inc. is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our officers concluded that, during the period covered by this annual report, our internal controls over financial reporting were operating effectively.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during the year ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Title	Date first appointed
Fernando Oswaldo Leonzo	45	Chief Executive Officer, Chairman and Director	April 15, 2013 (inception)

Robert Gunther	66	Chief Operations Officer, Treasurer, Secretary and Director	April 15, 2013 (inception)

John Romagosa	39	President and Director	October 10, 2014

Dr. Bassam Damaj	48	Director	July 14, 2016

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Biographical information of each current officer and director is set forth below.

The Chairman and Chief Executive Officer, Mr.  Fernando “Oswaldo” Leonzo, is a founder of, and has been employed by HISP since its inception in April of 2013. Mr. “Oswaldo” Leonzo has over 13 years’ experience in the Food and Beverage industry both from the distribution side as well as the brand side. He has also been working with contract manufacturers and suppliers as well as logistics companies for transshipments both in the U.S. and overseas for both Export and Imports- primarily in Latin America. For the past 14 years Fernando Oswaldo Leonzo has worked for the following companies: Deep River Snacks (NYC Regional Sales Manager from February to December, 2011), Reeds, Inc. (New York Metropolitan Area Sales Manager from January to December, 2010), Cheeseworks, Inc. (Sales Director from December 2008 to December 2009), Presto Food & Beverage, Inc. (President & CEO from July 2001 to December 2008).; Gran Nevada Beverage, Inc. (President from November 2011 to present).  He served on the board of directors and founded Presto Food & Beverage, Inc. in 2001. Presto’s Hispanic beverage brand, SolMaya, grew from zero to over $2 million in sales. This is primarily why he was selected as a director of HISP. Previously, he worked for almost a decade in the financial industry, initially as a sales executive with regional financial firms and later for a major clearinghouse on Wall Street. Prior to his financial service industry experience, he successfully operated a business that distributed recorded music to retailers in the U.S., Mexico and Colombia. He received his undergraduate degree (B.A.) in International Studies from New York University (NYU). He currently serves on the board of directors of HISP.

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

Director, John Romagosa, is currently the managing director and founder of Latin Sales & Marketing, LLC. (“LSM“), founded in 2012. LSM is a leading brokerage/marketing/consulting firm innovating the retail, foodservice and private label sector of the Hispanic consumer packed goods industry. LSM facilitates the emergence of major Latin manufacturers and US manufacturers for the steadily growing Hispanic market in the USA. Mr. Romagosa's extensive experience and relationships, within the Hispanic and Ethnic Food industry, will benefit the Board of Hispanica as it positions the company, its management, its products, and its distribution channels in becoming a leading edge company in the fastest growing segment of the food industry.

Mr. Romagosa was the managing director and partner of Falcon International Distributors, LLC, a leading ethnic foods distributor on the east coast, holding a chief procurement role for over ten years. Mr. Romagosa helped build that company from $9 million in revenues to over $100 million in revenues during his tenure before successfully selling the business in 2011. He has received Chamber of Commerce awards in New York and New Jersey, and has been responsible for the contribution of over a million pounds of donated products to food banks in the Northeast of the US. Mr. Romagosa is an Alumni of Saint John's University where he studied Finance, Business Administration, and Marketing.

Dr. Bassam Damaj joined the Board of Directors in July 2016 and brings with him the expertise of navigating the public markets. Dr. Bassam Damaj currently serves as President and CEO of Innovus Pharma (OTCQB: INNV). Prior to joining Innovus Dr. Damaj served as President & Chief Executive Officer of Apricus Biosciences, Inc., (NASDAQ: APRI) from December 2009 until November 2012. At Apricus Bio, Dr. Damaj was responsible for the approval of its lead drug, Vitaros, a treatment for erectile dysfunction. Dr. Damaj also signed multimillion dollar partnerships between Apricus Bio and leading pharmaceutical companies such as Abbott, Novartis-Sandoz and Takeda. Before Apricus Bio, Dr. Damaj was a co-founder of Bio-Quant, Inc. and served as the Chief Executive Officer and Chief Scientific Officer and a Director of Bio-Quant's Board of Directors from its inception in June 2000 until its acquisition by Apricus Biosciences in December 2009. In addition, Dr. Damaj was the founder, Chairman, President and Chief Executive Officer of R&D Healthcare, and the co-founder of Celltek Biotechnologies. He also served as a Director of the Board of Directors at CreAgri, Inc. and was a Member of the Scientific Advisory Board of MicroIslet, Inc. He is the author of the Immunological Reagents and Solutions reference book, the inventor of many patents and author of numerous peer reviewed scientific publications. Dr. Damaj won a US Congressional award for the Anthrax Multiplex Diagnostic Test in 2003. Dr. Damaj holds a Ph.D. degree in Immunology/Microbiology from Laval University and completed a postdoctoral fellowship in molecular oncology from McGill University

Board Committees

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

Code of Ethics

We have adopted a written code of ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. To request a copy of the Code of Ethics, please make written request to our Company at 575 Lexington Ave., 4th Floor, New York, NY 10022.

Compliance with Section 16(a) of the Exchange Act

Our Common Stock is not registered pursuant to Section 12 of the Exchange Act. On July 7th 2015, our common stock became registered pursuant to section 12g of the exchange act. Accordingly, our officers, directors and principal shareholders are subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules) for the fiscal year ended May 31, 2016.

Summary Compensation Table for Fiscal Year Ended May 31, 2016

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and principal position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation

Fernando Oswaldo Leonzo	2016	$2,500	$—	$—	$—	$—	$—
Chief Executive Officer & Chairman of the Board

Robert Gunther (2)	2016	$2,500	$—	$—	$—	$—	$9,000
Chief Operations Officer, Treasurer, Secretary & Director

John Romagosa (1)	2016	$—	$—	$—	$—	$—	$125,200
President & Director

(1) During 2016 Mr. Romagosa was received 500,000 shares of restricted Series A Common Stock (“Common Stock”) at a price of $0.25 per share and 200,000 shares of Series A Preferred Stock at $0.001 per share for services as president of the Company pursuant to a Board resolution dated September 30, 2016 described in Note 6 to the Financial Statements included in this Form 10-K.

(2) Rent of $9,000 earned by Mr. Gunther is listed in the table above as “All Other Compensation.” The forms of payment are described in Note 7.

The Summary Compensation Table omits columns for Bonus, Stock Awards, Option Awards, Non-Equity Incentive Plan Compensation as no such amounts were paid to the named executive officers during the fiscal year ended May 31, 2016.

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules) for the fiscal year ended May 31, 2015.

Summary Compensation Table for Fiscal Year Ended May 31, 2015

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and principal position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation

Fernando Oswaldo Leonzo (2)	2015	$—	$—	$—	$—	$—	$7,500
Chief Executive Officer & Chairman of the Board

Robert Gunther	2015	$—	$—	$—	$—	$—	$—
Chief Operations Officer, Treasurer, Secretary & Director

John Romagosa (1)	2015	$—	$—	$—	$—	$—	$15,000
President & Director

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

The Summary Compensation Table omits columns for Bonus, Stock Awards, Option Awards, Non-Equity Incentive Plan Compensation as no such amounts were paid to the named executive officers during the fiscal year ended May 31, 2016.

The Company has no other plans in place and has never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreements

As a result of our acquisition of EDS, we retained Mr. Jose Castaneda, one of the selling founders, as General Manager for a term of twelve (12) months at an annual salary of $58,000, pursuant to an employment agreement to manage operations at the ESD facility in Gilroy, California.

There are no other employment agreements; however, the Company anticipates entering into more employment agreements with key management positions as the Company grows. The Company does not have a standing compensation committee, audit committee, nomination committee, or committees performing similar functions. We anticipate that we will form such committees of the Board of Directors once we have a full Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

As of May 31, 2016 and 2015, there were no outstanding options or warrants to purchase, or other instruments convertible into, common equity of the Company.

Director Compensation

In September 2015, we issued 500,000 shares of common stock to John Romagosa at $0.25 per share, for services as president of the Company. Also in September 2015, we issued 200,000 shares of Series A preferred stock to John Romagosa at $0.001 per share, for services as president of the Company. John Romagosa, received 60,000 shares in compensation as a non-employee director for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. Board members are not reimbursed for expenses incurred in connection with attending meetings.  During the years ended May 31, 2016 and 2015, there were no other arrangements that resulted in our making payments to any of our non-employee directors for any services provided to us by them as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of August 19, 2016 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;
•	each director;
•	each named executive officer; and,
•	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent such power may be shared with a spouse.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership (1)	Percent of class (2)
Common Stock	Fernando Oswaldo Leonzo, Director & Officer	3,800,000	26.9%
	575 Lexington Ave., 4th Fl. New York, NY 10022
Common Stock	Robert Gunther, Director & Officer	900,000	6.4%
	575 Lexington Ave., 4th Fl. New York, NY 10022
Common Stock	John Romagosa, Director & Officer	1,560,000	11.0%
	575 Lexington Ave., 4th Fl. New York, NY 10022
Common Stock	Michael Gunther	2,000,000	14.2%
	100 Colt Rd., Summit, NJ 07901
All executive Officer and Directors as a group consisting of 3 individuals		6,260,000	44.3%

The percent of class is based on 14,112,151 shares of common stock issued and outstanding as of August 19, 2016.

(1)	Shares are restricted and fully vested.
(2)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Securities Authorized For Issuance Under Equity Compensation Plans

We have not adopted any Equity Compensation Plans as of May 31, 2016.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our CEO, Fernando “Oswaldo” Leonzo, owns no shares in Gran Nevada, however he serves as Gran Nevada’s current President.  Robert Gunther, our Chief Operating Officer owns 12% of the common stock of Gran Nevada. At May 31, 2016, we had a prepayment to Gran Nevada in the amount of $14,740 for future product purchases.

The Company currently leases its offices on a month to month basis from Mr. Robert Gunther for $750 per month (Note 7). The current officers and directors of the Company are involved in other business activities and may, in the future, become involved in additional business opportunities. There are no contracts, options, warrants, rights, licensing agreements, employment agreements or any other agreements of any kind between HISP and any of its current officers and directors.  If a specific business opportunity becomes available, such person may face a conflict in selecting between our business interest and their other business interests. The policy of the Board is that any personal business or corporate opportunity incurred by an officer or director of HISP must be examined by the Board and turned down by the Board in a timely basis before an officer or director can engage or take advantage of a business opportunity which could result in a conflict of interest.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

In July 2015, the Company engaged Raich Ende Malter & Co. LLP as its independent registered public accounting firm.

The aggregate fees billed to the Company for services rendered in connection with the years ended May 31, 2016 and 2015 are set forth in the table below:

Fee category	2016	2015
Audit fees (1)	$36,030	$12,250
Audit related fees (2)	5,087	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$41,117	$12,250

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. Total fees billed by Raich Ende Malter & Co. LLP for the audit of our fiscal year ended May 31, 2016 and 2015 financial statements was $17,500 and $10,000, respectively. Total fees billed by Raich Ende Malter & Co. LLP the review of our quarterly financial statements, and other fees was $18,530 and $2,250 for the fiscal years ended May 31, 2016 and 2015, respectively.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services, including retainers.

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

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

3.1	Articles of Incorporation filed April 15, 2013 (a)
3.2	Certificate of Designation (a)
3.3	By laws (a)
10.1	Distribution Agreement (a)
10.2	Share Exchange Agreement with Just Buns, Inc. dated October 30, 2015 (b)
10.3	Distribution Agreement with Just Buns, Inc. dated October 30, 2015 (b)
10.4	Stock Purchase and Sale Agreement dated March 24, 2016 with Greg Graham, Jose Castaneda and Sunny Sandhu (b)
10.5	Amendment Number One dated June 13, 2016 to Stock Purchase and Sale Agreement (b)
10.6	Senior Secured Revolving Credit Facility Agreement dated July 5, 2016 with TCA Global Credter Master Fund L.P. (b)
31.1	Certification of Chief Executive Officer pursuant to SEC Rules 13a-14a and 15d-14a adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to SEC Rules 13a-14a and 15d-14a adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(*) Filed herewith

_____________________________________

(a) Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed October 15, 2013

(b) Incorporated by reference to the Registrant’s Reports in Form 8-K filed November 4, 2015 and July 8, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.

Dated: September 1, 2016	By:	/s/ Fernando Oswaldo Leonzo
Fernando Oswaldo Leonzo Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Fernando Oswaldo Leonzo	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 1, 2016
Fernando Oswaldo Leonzo

/s/Robert Gunther	Chief Operating Officer, Secretary, Treasurer, Director (Principal Financial Officer and Principal Accounting Officer)	September 1, 2016
Robert Gunther

/s/John Romagosa	President and Director	September 1, 2016
John Romagosa

/s/ Bassam Damaj	Director	September 1, 2016
Bassam Damaj

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hispanica International Delights of America, Inc.

New York, NY

We have audited the accompanying balance sheets of Hispanica International Delights of America, Inc. (the “Company”) as of May 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended May 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hispanica International Delights of America, Inc. as of May 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred net losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 8. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP
Melville, New York
August 31, 2016

Hispanica International Delights of America, Inc.
Balance Sheets

ASSETS
	May 31,
	2016	2015
Current Assets:
Cash and equivalents	$27,241	$44,101
Accounts receivable	1,692	1,206
Advances to supplier	14,740	15,000
Inventory	12,887	18,879
Total current assets	$56,560	$79,186

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued expenses	$28,051	$3,718
Customer advances	20,880	—
Note payable	18,500	—
Convertible note payable	3,000	6,000
Loan payable - stockholder	10,000	20,000
Total current liabilities	80,431	29,718

Other Liabilities
Convertible note payable, net of unamortized financing costs of $7,735	55,025	—
Total liabilities	135,456	29,718
Commitments and contingencies	—	—

Stockholders' Equity (Deficiency):
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized,
1,200,000 and 1,000,000 shares issued and outstanding	1,200	1,000
Common stock, $0.001 par value; 100,000,000 shares authorized,
13,040,471 and 12,168,905 shares issued and outstanding, respectively	13,040	12,169
Additional paid-in capital	721,413	450,641
Accumulated deficit	(814,549)	(414,342)
	(78,896)	49,468

	$56,560	$79,186

The accompanying notes are an integral part of these financial statements.

Hispanica International Delights of America, Inc.
Statements of Operations

	For the years ended May 31,
	2016	2015

Sales, net	$193,734	$214,502
Cost of goods sold	215,997	240,017
Gross loss	(22,263)	(25,515)

Expenses:
Officers' compensation	130,200	—
Professional fees	184,081	152,900
Advertising and promotion	5,021	3,417
Travel	4,029	1,485
Rent	9,697	7,500
Other	9,478	18,956
	342,506	184,258

Loss before other expenses	(364,769)	(209,773)

Other expenses
Interest, fees, and financing costs	(35,438)	(2,820)

Net loss	$(400,207)	$(212,593)

Basic and diluted loss per share	$(0.03)	$(0.02)

Basic and diluted weighted average number
of shares outstanding	12,723,476	11,704,133

The accompanying notes are an integral part of these financial statements.

Hispanica International Delights of America, Inc.
Statements of Changes in Stockholders' Equity (Deficiency)
							Total
	Common Stock		Series A Preferred		Additonal	Accumulated	Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Paid-in capital	Deficit	(Deficiency)
Balance - June 1, 2014	11,202,700	$11,203	1,000,000	$1,000	$207,057	$(201,749)	$17,511

Issuance of common shares for cash at $0.25 per share	448,000	448	—	—	111,552	—	112,000
Issuance of common shares for services at $0.25 per share	518,205	518	—	—	129,032	—	129,550
Contribution to additional paid-in capital	—	—	—	—	3,000	—	3,000
Net loss	—	—	—	—	—	(212,593)	(212,593)
Balance - May 31, 2015	12,168,905	12,169	1,000,000	1,000	450,641	(414,342)	49,468

Issuance of common shares for cash at $0.25 per share	24,000	24	—	—	5,976	—	6,000
Issuance of common shares for services at $0.25 per share	619,300	619	—	—	154,206	—	154,825
Issuance of preferred shares for services at $0.001 per share	—	—	200,000	200	—	—	200
Issuance of common shares to repay note payable at $0.25 per share	43,266	43	—	—	10,774	—	10,817
Issuance of common shares for services at $0.50 per share	46,000	46	—	—	22,954	—	23,000
Issuance of common shares for cash at $0.50 per share	124,000	124	—	—	61,877	—	62,001
Issuance of common shares for services at $1.00 per share	15,000	15	—	—	14,985	—	15,000
Net loss	—	—	—	—	—	(400,207)	(400,207)
Balance - May 31, 2016	13,040,471	$13,040	1,200,000	$1,200	$721,413	$(814,549)	$(78,896)

The accompanying notes are an integral part of these financial statements.

Hispanica International Delights of America, Inc.
Statements of Cash Flows

	For the years ended May 31,
	2016	2015

Cash flows from operating activities:
Net (loss)	$(400,207)	$(212,593)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Stock based compensation	193,025	129,550
Amortization	4,765	—
Accounts receivable	(486)	52,241
Advances to supplier	260	(15,000)
Inventory	5,992	(1,758)
Accounts payable and accrued expenses	25,150	(57,475)
Customer advances	20,880	—
Net cash (used in) operating activities	(150,621)	(105,035)

Cash flows from financing activities:
Proceeds from issuance of common stock	68,001	112,000
Proceeds from notes payable	18,500	—
Proceeds from convertible notes payable, net of financing costs of $12,500	75,000	6,000
Repayment of convertible notes payable	(27,740)	—
Proceeds from loan payable - stockholder	10,000	20,000
Repayment of loan payable - stockholder	(10,000)	(10,000)
Net cash provided by financing activities	133,761	128,000

Net increase (decrease) in cash and cash equivalents	(16,860)	22,965
Cash and equivalents at beginning	44,101	21,136
Cash and equivalents at end	$27,241	$44,101

Supplemental cash flow information:
Cash paid during the year:
Interest	$8,483	$1,500

Supplemental Schedule of non-cash investing
Forgiven rent converted to additional paid in capital	$—	$3,000
Conversion of debt to common stock and additional paid-in capital	$10,817	$—

The accompanying notes are an integral part of these financial statements.

Hispanica International Delights of America, Inc.

Notes to Financial Statements

May 31, 2016 and 2015

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Hispanica International Delights of America, Inc. ("HISP" or the "Company") was incorporated in Delaware in April 2013. The Company has not generated significant sales to date. The Company currently markets and sells traditional Hispanic beverages and ethnic food packaged products and will license and/or acquire existing brands and distributors of Hispanic products.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered. Provision for sales returns is estimated based on the Company's historical return experience. Revenue is presented net of returns.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Net Loss Per Common Share

The Company calculates net income (loss) per share based on the authoritative guidance. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As of May 31, 2016, the convertible notes payable could be converted into approximately 101,000 shares of common stock.

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

Hispanica International Delights of America, Inc.

Notes to Financial Statements

May 31, 2016 and 2015

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of May 31, 2016, and does not expect this to change significantly over the next 12 months.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees based on the fair value using an option pricing model. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates.

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management's estimate of the amount of receivables that will actually be collected. As of May 31, 2016 and 2015, no allowance for doubtful accounts was deemed necessary.

Inventory

Inventory consists of finished goods and is stated at the lower of cost (first-in, first-out) or market value.

Fair Value of Financial Instruments

Pursuant to ASC No. 820. "Fair Value Measurement and Disclosures," the Company is required to estimate the fair value of all financial instruments included on its balance sheets. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Hispanica International Delights of America, Inc.

Notes to Financial Statements

May 31, 2016 and 2015

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to approximately $5,000 and $3,400 for the years ended May 31, 2016 and 2015, respectively.

Shipping and Handling

Shipping and handling costs are included in costs of goods sold.

Recent Pronouncements

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-2, "Leases" (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate and manufacturing equipment, to recognize assets and liabilities on their balance sheets for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU will be effective for public entities beginning the first quarter 2019. We do not believe that this ASU will have a material impact on our financial statements.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes, Balance Sheet Classifications of Deferred Taxes." This amendment simplifies the presentation of deferred taxes by requiring that all deferred tax liabilities and assets now be recorded as noncurrent. This amendment is effective for interim and annual reporting periods beginning after December 15, 2016 with early adoption permissible. The Company will adopt this amendment in 2017. This amendment has no material impact on the Company's results of operation.

In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers." This amendment defers the effective date of implementation to after December 15, 2017.

In July 2015, the FASB issued ASU 2015-11, "Inventory. Simplifying the Measurement of Inventory." This amendment only applies to entities that use the first-in, first-out (FIFO) or average cost methods of valuing inventory. Entities would measure inventory at the lower of cost and net realizable value. This amendment aligns measurement of inventory in GAAP with the International Financial Reporting Standards (IFRS). This amendment is effective for annual periods beginning after December 15, 2016 with early adoption permitted. The Company will adopt this amendment in 2017. This amendment has no material impact on the Company's results of operation.

In April 2015, the FASB issued ASU 2015-03 , “Interest -Imputation of Interest. “ This guidance requires debt issuance costs be presented in the balance sheet as a reduction in liability rather than as an asset. This amendment is effective for interim and reporting periods beginning after December 15, 2016 with early adoption permissible. The Company has elected early adoption.

Hispanica International Delights of America, Inc.

Notes to Financial Statements

May 31, 2016 and 2015

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On May 14, 2014, FASB and The International Accounting Standards Board (the “IASB”) issued a new joint revenue recognition standard that supersedes nearly all GAAP guidance on revenue recognition. The core principal of the standard is that revenue recognition should depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard is effective for the Company for the fiscal year 2017 and the effects of the standard on the Company's consolidated financial statements are not known at this time.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncement, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 2 - CONCENTRATIONS

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable. The Company places its cash with high quality credit institutions. At times, balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Cash in banks is insured by the FDIC up to $250,000 per institution, per entity. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade account receivable credit risk exposure is limited.

Sales and Accounts Receivable

During the year ended May 31, 2016, sales to three customers accounted for approximately 81% of the Company's net sales or approximately $156,000. There were no customers with significant accounts receivable balances at May 31, 2016.

During the year ended May 31, 2015, sales to four customers accounted for approximately 79% of the Company's net sales or approximately $169,000. There were no customers with significant accounts receivable balances at May 31, 2015.

Note 3. LOANS PAYABLE – STOCKHOLDERS

In February 2014, a stockholder lent the Company $10,000. The loan bore interest at 5% per annum and matured on February 28, 2015. The loan balance on May 31, 2015 was $10,000. In September 2015, the stockholder agreed to accept 43,266 shares of the Company's Series A Common Stock at $0.25 per share in lieu of cash as repayment of the principal and accrued and unpaid interest of $817 on the loan.

In February 2015, a stockholder and officer lent the Company $20,000. The loan bore interest at 36% per annum. Under the terms of the agreement, the note matured on May 20, 2015. In April 2015, the Company repaid $10,000 of the loan balance. The remaining loan balance of $10,000, together with accrued interest of $1,284, was paid by the Company in September 2015. Accrued and unpaid interest totaled $384 at May 31, 2015.

In April 2016, a stockholder and officer lent the Company $10,000. The loan bears interest at 18% per annum. The maturity date of the note is July 1, 2016. As of August 31, 2016 the Company has not repaid the loan. Accrued and unpaid interest totaled $207 at May 31, 2016.

 Hispanica International Delights of America, Inc.

Notes to Financial Statements

May 31, 2016 and 2015

Note 4. NOTES PAYABLE

In September 2014, the Company issued a convertible note for the principal amount of $6,000. The note had an original due date of December 31, 2014. In January 2015, the holder signed an amendment that made the note and accrued interest payable on demand. Interest accrues at 10% per annum. The holder has the option of converting the note in whole or in part into the Company's common stock at the rate of $0.25 per share at any time prior to redemption. In October 2015, the Company repaid $3,000 of principal and $651 of interest. At May 31, 2016, accrued interest on the debenture was $ 193. At May 31, 2015, accrued interest on the debenture was $436.

In September 2015, the Company issued a convertible note payable (the “Note”) for the principal amount of $87,500 including an original issue discount ("OID") of $7,500 and loan costs of $5,000. The OID and loan costs have been capitalized and are being amortized over 23 months and are reported as financing costs. The note bears interest at 10%. The note requires payment and accrued interest upon maturity in August 2017. Unamortized OID and loan costs totaled $7,735 at May 31, 2016. There is a prepayment premium of 125% of the loan balance being paid prior to the maturity date. Upon an event of default as described in the Note, the Company would incur penalties and fees and the annual interest rate would increase to 22%. During the year ended May 31, 2016, the Company did not make timely payments and as a result incurred penalties and other fees of approximately $7,836 and the interest rate increased to 22%. During 2016, the Company made principal payments of $24,740 and Interest payments of $6,548. At May 31, 2016, accrued interest of $462 is reported as accounts payable and accrued expenses.

Under the terms of the Note, the Note holder has the right, until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into shares of fully paid and non-assessable common stock, $0.001 par value per shares of the Company (the “Lender Conversion Shares”), as per the following conversion formula:

The number of Lender Conversion Shares equals the amount being converted (the "Conversion Amount") divided by the Lender Conversion Price.

The Lender Conversion Price is defined in the Note as being $3.00 per share, however, in the event the Market Capitalization falls below $20,000,000.00 at any time, then in such event (a) the Lender Conversion Price for all Lender Conversions occurring after the first date of such occurrence shall equal the lower of the Lender Conversion Price and the Market Price as of any applicable date of Conversion.

Subject to certain conditions, a Conversion Factor of 70%, shall apply to the Lender Conversion Price, subject to the following adjustments: (i) If at any time the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding any date of measurement is below $1.00, then in such event the then-current Conversion Factor shall be reduced by 10% for all future conversions; (ii) if at any time after the effective date of the Note, the Conversion Shares are not DTC Eligible, then the then-current Conversion Factor will automatically be reduced by 5% for all future conversions; and, (iii) in addition to the Default Effect, as defined, if any Major Default occurs, as defined, after the effective date of the Note, the Conversion Factor shall automatically be reduced for all future conversions by an additional 5% for each of the first three (3) Major Defaults that occur.

Under the terms of the Note, on June 17, 2016 the note holder elected to convert $12,500 of the outstanding principal and accrued interest balance into 18,315 shares of our common stock at a conversion price of $0.6825 per share.

Under the terms of the Note, on July 25, 2016 the note holder elected to convert $15,000 of the outstanding principal and accrued interest balance into 52,053 shares of our common stock at a conversion price of $0.288167 per share.

In March 2016, the Company borrowed $18,500 from an unrelated third party (GHS). The loan bears interest at 22% per annum. The Company incurred late payment penalties and other fees of approximately $13,304. Accrued and unpaid interest totaled $691 at May 31, 2016. The principal amount of the loan, the late payment penalties and other fees and accrued interest was repaid in July 2016.

Hispanica International Delights of America, Inc.

Notes to Financial Statements

May 31, 2016 and 2015

Note 5. COMMITMENTS AND CONTINGENCIES

The Company currently leases its Baldwin, NY office on a month to month basis from the Company's Chief Operating Officer and stockholder for $750 per month.

Rent expense for the years ended May 31, 2016 and 2015 totaled $9,697 and $7,500, respectively.

On October 30, 2015, the company entered into an agreement to acquire a 20% minority equity interest in Just Buns, Inc. in exchange for 20,000 shares to the Company’s common stock. The Company also entered into an exclusive Distribution Agreement with Just Buns, Inc. to distribute their proprietary Ensaimades sold under the name “Swirly Buns”. As of the date of this filing the Company has not finalized these transactions. Upon finalization the Company will issue 20,000 shares of common stock.

Note 6. INCOME TAXES

The deferred tax asset consists of the following:

	May 31, 2016	May 31, 2015
Net operating loss carryforward	$326,000	$165,000
Valuation allowance	(326,000)	(165,000)
Deferred tax asset, net	$—	$—

The income tax benefit differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

Effective Income Tax Rate Reconciliation
	2016	2015
Federal Rate	34%	34%
State Rate	6%	6%
Valuation Allowance	(40%)	(40%)
Effective income tax rate	(0%)	(0%)

As of May 31, 2016, the Company has net operating loss carryforwards of approximately $815,000 to reduce future federal and state taxable income through 2036. The valuation allowance increased by approximately $161,000 and $35,000 for the years ended May 31, 2016 and 2015, respectively.

The Company currently has no federal,state or New York City tax examinations in progress nor has it had any federal,state or New York City examinations since its inception. All of the Company’s tax years are subject to federal,state and New York City tax examination.

Hispanica International Delights of America, Inc.

Notes to Financial Statements

May 31, 2016 and 2015

Note 7. OTHER RELATED PARTY TRANSACTIONS

The Company purchases its inventory from a supplier related through common ownership and management. The Chief Executive Officer and Chairman of the Company is the supplier’s President. In addition, the Chief Financial Officer and Director of the Company has a minority interest in the supplier. The amount of inventory purchased from this supplier during the years ended May 31, 2016 and 2015, was approximately $204,000 and $214,000, respectively. As of May 31, 2016 and 2015, the Company has advances to this supplier of $14,740 and $15,000, respectively.

Note 8. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. Since inception the Company incurred a net loss of approximately $815,000. In addition, the Company has a working capital deficit as of May 31, 2016.

The Company currently does not have sufficient cash to sustain itself for the next 12 months, and will require additional funding in order to execute its plan of operations and to continue as a going concern. To meet its cash needs, management expects to raise capital through a private placement offerings or borrowings from stockholders or others.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 9. SUBSEQUENT EVENTS

In July 2016, the Company entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Facility”) with TCA Global Credit Master Fund L.P. (“TCA”) for a total amount of $7.5 million. However, as of the execution date of the Credit Facility, only $1.6 million has been allocated by TCA to the Company for working capital financing and for any other purpose permitted under the terms of the Credit Facility. Energy Source Distributors, Inc. (“ESD”) is Corporate Guarantor to the Credit Facility. Under the terms of the Credit Facility, the Company is obligated to pay approximately $544,000 of transaction fees to TCA including a Transaction Advisory Fee equal to 2% of the loan commitment amount, as defined by the Credit Facility, and an Advisory Fee of $350,000 which may be paid in restricted stock or cash. On July 5, 2016 the Company borrowed $650,000 from the Credit Facility and used the proceeds to acquire ESD for $450,000; payoff the GHS loan in the amount of $32,534; $74,466 was used to pay vendors for inventory purchases and $93,000 was paid to TCA for closing fees. The credit facility has a maturity date of January 5, 2017 which may be extended for an additional six months at the lender’s discretion.

Hispanica International Delights of America, Inc.

Notes to Financial Statements

May 31, 2016 and 2015

Note 9. SUBSEQUENT EVENTS (continued)

On July 5, 2016, the Company acquired all of the net assets of Energy Source Distributors, Inc. by purchasing all of the outstanding shares of ESD stock for $450,000. ESD will be operated as a wholly-owned subsidiary of HISP.

The following table presents the unaudited condensed pro forma balance sheet of the consolidated Company as of May 31, 2016:

Unaudited Pro Forma Condensed Consolidated Balance Sheet
As of May 31, 2016

			Pro Forma		Pro Forma
	HISP	ESD	Adjustments	Notes	Combined
Current assets:
Cash and equivalents	$27,241	$270,394	$(270,394)	(a)	$27,241
Accounts receivable	1,692	345,058	(345,058)	(a)	1,692
Prepaid expenses	14,740	6,728	(6,728)	(a)	14,740
Inventory	12,887	234,705	(234,705)	(a)	12,887
Total current assets	56,560	856,885	(856,885)		56,560

Property and equipment, net	—	204,578	(139,578)	(a)	65,000

Other assets	—	—	375,000	(c)	375,000

Total assets	$56,560	$1,061,463	$(621,463)		$496,560

Current Liabilities
Accounts payable and accrued expenses	$28,051	$95,707	$(41,707)	(a)	$82,051
Other current liabilities	20,880				20,880
Notes payable	31.500	47,217	485,783	(a) (b)	564,500
Total current liabilities	80,431	142,924	444,076		667,431

Other liabilities
Notes payable	55,025	—	—		55,025
Total liabilities	135,456	142,924	444,076		722,456

Total Stockholders' Equity (Deficiency):	(78,896)	918,539	(1,065,539)		(225,896)

Total Liabilities and Stockholders' Equity (Deficiency)	$56,560	$1,061,463	$(621,463)		$496,560

See accompanying notes to the Unaudited Pro Forma Condensed Consolidated Financial Information.

The following table presents the unaudited condensed pro forma statements of operations of the consolidated Company for the year ended May 31, 2016:

Hispanica International Delights of America, Inc.

Notes to Financial Statements

May 31, 2016 and 2015

Note 9. SUBSEQUENT EVENTS (continued)

Unaudited Pro Forma Condensed Consolidated Statement of Operations
For the year ended May 31, 2016

			Pro Forma		Pro Forma
	HISP	ESD	Adjustments	Notes	Combined

Product sales, net	$193,734	$2,775,113	$—		$2,968,847
Cost of goods sold	215,997	2,091,010	—		2,307,007
Gross income	(22,263)	684,103	—		661,840

Selling general and administrative expenses	342,506	555,177	10,000	(d)	907,683

Net income/(loss) before other expenses	(364,769)	128,926	(10,000)		(245,843)

Other income and (expenses)	(35,438)	(1,225)	(147,000)	(e)	(183,663)

Net income/(loss)	$(400,207)	$127,701	$(157,000)		$(429,506)

See accompanying notes to the Unaudited Pro Forma Condensed Consolidated Financial Information

Hispanica International Delights of America, Inc.

Notes to Financial Statements

May 31, 2016 and 2015

Note 9. SUBSEQUENT EVENTS (continued)

Hispanica International Delights of America, Inc.

Notes to the Unaudited Pro Forma Condensed Consolidated Financial Information

Note 1. — Basis of presentation

The unaudited pro forma condensed Consolidated financial statements are based on the Company’s historical financial statements as adjusted to give effect to the acquisition of Energy Source Distributors, Inc. (“ESD”) and the debt issuance necessary to finance the acquisition. The unaudited pro forma Consolidated statement of operations for the year ended May 31, 2016 gives effect to the ESD acquisition as if it had occurred on June 1, 2015. The unaudited pro forma consolidated balance sheet as of May 31, 2016 gives effect to the ESD acquisition as if it had occurred on May 31, 2016.

Note 2 — Preliminary purchase price allocation

On July 5, 2016, the Company acquired all of the outstanding stock of ESD and certain assets from ESD for total consideration of $450,000. The Company financed the acquisition by borrowing the purchase price and closing fees from TCA. The unaudited pro forma condensed consolidated financial information includes various assumptions, including those related to the preliminary purchase price allocation of the assets acquired from ESD based on management’s best estimates of fair value.

The final purchase price allocation may vary based on final appraisals, valuations and analyses of the fair value of the acquired assets and assumed liabilities. Accordingly, the pro forma adjustments are preliminary and have been made solely for illustrative purposes.

The following table shows the preliminary allocation of the purchase price for ESD to the acquired identifiable assets and pro forma goodwill:

Total purchase price	$450,000
Property and equipment	75,000
Total intangible assets	$375,000

Hispanica International Delights of America, Inc.

Notes to Financial Statements

May 31, 2016 and 2015

Note 9. SUBSEQUENT EVENTS (continued)

Note 3 — Pro forma adjustments

The pro forma adjustments are based on our preliminary estimates and assumptions that are subject to change. The following adjustments have been reflected in the unaudited pro forma condensed combined financial information:

Adjustments to the pro forma condensed combined balance sheet

(a) Reflects the preliminary fair value adjustment of $75,000 to the acquired property and equipment

(b) Reflects the term loan issuance of $543,000 necessary to finance the acquisition

(c) Reflects the preliminary estimate of intangible assets, which represents customer lists, work force and the excess of the purchase price over the fair value of ESD’s identifiable assets acquired as shown in Note 2

Adjustments to the pro forma condensed statements of operations

(d) Reflects the estimated depreciation and amortization expense related to the acquired property and equipment as discussed in Note 3(a)

(e) Reflects the additional interest expense related to the loan issuance of $543,000 with a fixed 12% annual interest rate.

Note 4 — Commitments

In connection with the acquisition of ESD, the Company assumed a lease for approximately 12,000 square feet of warehouse space located in Gilroy, California at a base rent of $5,248 per month. The lease terminates on June 30, 2021. In addition, the Company entered into an employment agreement with a general manager for a period of one year at a cost of $58,000. The employment agreement expires in July 2017.