Form 10-Q
period 2016-08-31
HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
filed 2016-10-17
CIK 1579010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2016

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

Yes (  )       No  (X)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing  requirements for the past 90 days.  Yes (X) No ( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes (X) No ( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any and every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes (X) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “ large accelerated filer ” , “ accelerated filer ” and “ smaller reporting company ” in Rule 12b-2 of the Act.

(Check one)

Large accelerated filer ( ) Accelerated filer ( )

Non-accelerated filer ( ) Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (  ) No (X)

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the period ended in this report, August 31, 2016 the registrant had 14,112,151 shares of common stock outstanding. As of the date of filing, October 14, 2016 the registrant had 14,864,055 shares of common stock outstanding.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

Hispanica International Delights of America, Inc.
Condensed Consolidated Balance Sheets

ASSETS
	August 31,	May 31,
	2016	2016
Current Assets:	(Unaudited)
Cash and cash equivalents	$115,783	$27,241
Accounts receivable	264,353	1,692
Prepaid expenses	—	14,740
Inventory	250,073	12,887

Total current assets	630,209	56,560

Equipment, net of accumulated depreciation of $3,750	71,250	—

Other Assets:
Intangibles, net of accumulated amortization of $6,250	368,750	—

	$1,070,209	$56,560

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$424,223	$28,051
Customer advances	—	20,880
Note payable	—	18,500
Loans payable, net of capitalized financing costs of $95,525 and $ -0-, respectively	335,225	—
Convertible note payable	3,000	3,000
Loan payable - Stockholder	10,000	10,000

Convertible note payable, net of capitalized financing costs of $6,105 and $7,735, respectively	42,573	55,025
Line of credit, net of capitalized financing costs of $295,333 and $ -0-, respectively	354,667	—
Total Liabilities	1,169,688	135,456

Commitments and contingencies	—	—

Stockholders' Equity (Deficiency):
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized, 1,200,000 and 1,000,000 shares issued and outstanding	1,200	1,200
Common stock, $0.001 par value; 100,000,000 shares authorized, 14,112,151 and 13,040,471 shares issued and outstanding, respectively	14,112	13,040
Additional paid in capital	1,727,017	721,413
Accumulated deficit during development stage	(1,841,808)	(814,549)

	(99,479)	(78,896)

	$1,070,209	$56,560

The accompanying notes are an integral part of these condensed consolidated financial statements

Hispanica International Delights of America, Inc.
Condensed Consolidated Statements of Operations
For the three months ended August 31,
(Unaudited)
	2016	2015

Product sales, net	$649,411	$129,871
Cost of goods sold	501,257	127,501
Gross income	148,154	2,370

Expenses:
Officers' compensation	3,750	—
Salary & wages	63,340	—
Repairs and Maintenance	4,210	—
Advertising and promotion	759	2,000
Insurance	9,266	—
Professional fees	595,888	21,711
Travel	24,971	—
Rent	13,064	2,250
Other	8,506	871
	723,754	26,832

Net loss before other expenses	(575,600)	(24,462)

Other (expenses)
Interest and financing costs	(441,659)	(1,350)
Depreciation and amortization	(10,000)	—

Total other expenses	(451,659)	(1,350)

Net loss before provision for income taxes	(1,027,259)	(25,812)

Provision for income taxes	—	—

Net loss	$(1,027,259)	$(25,812)

Basic and diluted loss per share	$(0.07)	$(0.00)

Basic and diluted weighted average number
of shares outstanding	13,710,632	12,194,242

The accompanying notes are an integral part of these condensed consolidated financial statements

Hispanica International Delights of America, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended August 31,
(Unaudited)
	2016	2015

Cash flows from operating activities:
Net loss	$(1,027,259)	$(25,812)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	656,676	4,826
Depreciation and amortization	10,000	—
Amortization of capitalized financing costs	169,152	—
Accounts receivable	(262,661)	(1,982)
Prepaid expenses	14,740	15,000
Inventory	(237,186)	8,897
Accounts payable and accrued expenses	396,172	18,598
Customer advances	(20,880)	—
Net cash (used in) provided by operating activities	(301,246)	19,527

Cash flows from financing activities:
Proceeds from issuance of common stock	—	6,000
Repayment of notes payable	(18,500)	—
Repayment of convertible notes payable	(14,082)	—
Proceeds from loans payable	364,820	—
Repayment of loans payable	(49,450)	—
Proceeds from line of credit	557,000	—
Net cash provided by financing activities	839,788	6,000

Cash flows (used in) investment activities:
Fixed assets acquired	(75,000)	—
Intangible assets acquired	(375,000)	—

Net cash (used in) investment activities	(450,000)	—

Net increase in cash and cash equivalents	88,542	25,527
Cash and cash equivalents at beginning of period	27,241	44,101
Cash and cash equivalents at end of period	$115,783	$69,628

Supplemental cash flow information:
Cash paid during the period for:
Interest	$36,374	$1,341

Non-cash transactions:
Supplemental Schedule of non-cash investing and
financing activities:
Conversion of debt to common stock and additional paid in capital	$27,500	$—
Shares issued for financing costs	$350,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

August 31, 2016

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Organization

The accompanying consolidated financial statements include the financial statements of Hispanica International Delights of America, Inc. (“HISP”) and its wholly owned subsidiary, Energy Source Distributors Inc., (“ESD”) (collectively , the “Company“). All intercompany balances and transactions have been eliminated in consolidation.

HISP was incorporated in Delaware in April 2013 and acquired ESD during July 2016. The Company currently markets and sells traditional Hispanic beverages and ethnic food packaged products and will license and/or acquire existing brands and distributors of Hispanic products.

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying condensed financial statements and the information included under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Form 10-K as of May 31, 2016. Interim results are not necessarily indicative of the results of a full year.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company: Revenue is recognized at the time the product is delivered. Provision for sales returns is estimated based on the Company's historical return experience. Revenue is presented net of returns.

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

Notes to Condensed Consolidated Financial Statements

August 31, 2016

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share

The Company calculates net income (loss) per share based on the authoritative guidance. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As of August 31, 2016, the convertible notes payable, which could be converted into approximately 52,000 shares of common stock, were outstanding.

Income Taxes

The Company utilizes the accrual method of accounting for income taxes. Under the accrual method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more likely than not that such tax benefits will not be realized.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of August 31, 2016, and does not expect this to change significantly over the next 12 months.

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

Notes to Condensed Consolidated Financial Statements

August 31, 2016

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

Recent Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Note 2. ACQUISITION OF ESD

In July 2016, the Company entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Facility”) with TCA Global Credit Master Fund L.P. (“TCA”) for a total amount of $7.5 million. However, as of the execution date of the Credit Facility, only $1.6 million was allocated by TCA to the Company for working capital financing and for any other purpose permitted under the terms of the Credit Facility. Energy Source Distributors, Inc. (“ESD”) is Corporate Guarantor to the Credit Facility. Under the terms of the Credit Facility, the Company paid advisory fees to TCA in the amount of $350,000, through the issuance of 374,332 shares of common stock. On July 5, 2016, the Company borrowed $650,000 from the Credit Facility and used the proceeds to acquire ESD for $450,000; payoff a note payable in the amount of $32,534; $74,466 was used to pay vendors for inventory purchases and $93,000 was paid to TCA for closing fees. The credit facility has a maturity date of January 5, 2017 which may be extended for an additional six months at the lender’s discretion. The credit facility requires fees and interest only payments at 12% during the first two months. Principal payments begin in the third month. At the maturity date, all unpaid principal and interest is due. During the current quarter, the Company issued an additional 157,480 shares of common stock to satisfy a default notice in the amount of $200,000.

On July 5, 2016, the Company acquired all of the net assets of Energy Source Distributors, Inc. by purchasing all of the outstanding shares of common stock for $450,000.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

August 31, 2016

The following table presents the unaudited pro forma condensed consolidated statements of operations for the three months ended August 31, 2016:

Unaudited Pro Forma Condensed Consolidated Statements of Operations
For the three months ended August 31, 2016

			Pro Forma		Pro Forma
	HISP	ESD	Adjustments	Notes	Combined

Product sales, net	$111,004	$884,526	$—		$995,530
Cost of goods sold	81,089	690,277	—		771,366
Gross income	29,915	194,249	—		224,164

Selling general and administrative expenses	628,435	156,595	—		785,030

Net Income/(loss) before other income and expenses	(598,520)	37,654	—		(560,866)

Other income and (expenses)	(415,342)	(59,664)	—		(475,006)

Provision for taxes	—	—	—		—

Net Income/(loss)	$(1,013,862)	$(22,010)	$—		$(1,035,872)

See accompanying notes to the Unaudited Pro Forma Condensed Consolidated Financial Information

Hispanica International Delights of America, Inc.

Notes to the Unaudited Pro Forma Condensed Consolidated Financial Information

Pro Forma Note 1. — Basis of presentation

The unaudited pro forma Consolidated Statements of Operations for the three months ended August 31, 2016 gives effect to the ESD acquisition as if it had occurred on June 1, 2016.

Pro Forma Note 2 — Purchase price allocation

On July 5, 2016, the Company acquired all of the outstanding stock of ESD and certain assets from ESD for total consideration of $450,000. The unaudited pro forma condensed consolidated financial information includes various assumptions, including those related to the purchase price allocation of the assets acquired from ESD based on management’s estimates.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

August 31, 2016

The following table shows the allocation of the purchase price the acquired assets:

Property, plant and equipment	$75,000
Intangible assets	375,000
Total purchase price	$450,000

The estimated useful life of the intangible assets is Ten (10) years. Amortization expense of $ 6,250 was recorded during the three months ended August 31, 2016.

Note 3. LOANS PAYABLE – STOCKHOLDERS

In April 2016, a stockholder and officer lent the Company $10,000. The loan bears interest at 18% per annum. The maturity date of the note is July 1, 2016. As of August 31, 2016, the Company has not repaid the loan. Accrued and unpaid interest totaled $661 at August 31, 2016, and is reported as accounts payable and accrued expenses.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

August 31, 2016

Note 4. NOTES PAYABLE

In September 2014, the Company issued a convertible note for the principal amount of $6,000. The note had an original due date of December 31, 2014. In January 2015, the holder signed an amendment that made the note and accrued interest payable on demand. Interest accrues at 10% per annum. The holder has the option of converting the note in whole or in part into the Company's common stock at the rate of $0.25 per share at any time prior to redemption. In October 2015, the Company repaid $3,000 of principal and $651 of interest. Accrued interest totaled $268 and $193 as of August 31, 2016 and May 31, 2016, respectively, and is reported as accounts payable and accrued expenses.

In September 2015, the Company issued a convertible note payable (the “Note”) for the principal amount of $87,500, including an original issue discount ("OID") of $7,500 and loan costs of $5,000. The OID and loan costs have been capitalized and are being amortized over 23 months and are reported as financing costs. The note bears interest at 10%. The note requires payment of unpaid principal and accrued interest upon maturity in August 2017. Unamortized OID and loan costs totaled $7,735 at May 31, 2016. There is a prepayment premium of 125% of the loan balance being paid prior to the maturity date. Upon an event of default as described in the Note, the Company would incur penalties and fees and the annual interest rate would increase to 22%. At August 31, 2016, accrued interest of $1,045 is reported as accounts payable and accrued expenses.

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

Subject to certain conditions, a Conversion Factor of 70% shall apply to the Lender Conversion Price, subject to the following adjustments: (i) If at any time the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding any date of measurement is below $1.00, then in such event the then-current Conversion Factor shall be reduced by 10% for all future conversions; (ii) if at any time after the effective date of the Note, the Conversion Shares are not Eligible, then the then-current Conversion Factor will automatically be reduced by 5% for all future conversions; and, (iii) in addition to the Default Effect, as defined, if any Major Default occurs, as defined, after the effective date of the Note, the Conversion Factor shall automatically be reduced for all future conversions by an additional 5% for each of the first three (3) Major Defaults that occur.

Under the terms of the Note, on June 17, 2016, the note holder elected to convert $12,500 of the outstanding principal and accrued interest balance into 18,315 shares of our common stock at a conversion price of $0.6825 per share.

Under the terms of the Note, on July 25, 2016, the note holder elected to convert $15,000 of the outstanding principal and accrued interest balance into 52,053 shares of our common stock at a conversion price of $0.288167 per share.

In March 2016, the Company borrowed $18,500 from an unrelated third party (GHS). The loan bears interest at 22% per annum. During the three months ended August 31, 2016 the Company incurred late payment penalties and other fees of approximately $13,304. The outstanding balance including penalties, fees, and accrued interest was repaid in July 2016.

On July 15, 2016, the Company entered into a Future Sales Proceeds Purchase Agreement with Merchant Cash and Capital, LLC d/b/a Bizfi (the “Buyer”). Under the terms of the agreement, the Company received $167,450 of cash proceeds from the Buyer in exchange for a loan payable in the amount of $214,200 secured by future sales proceeds. The difference between the cash received and the cash to be paid from future sales proceeds of $46,750 was recognized as capitalized financing costs and is being amortized over the repayment period. This amount has been reflected as a direct reduction of the loan payable in the accompanying condensed consolidated balance sheets. As of August 31, 2016, unamortized financing costs related to this loan were approximately $38,000. The Company is obligated to make payments equal to 10% of future receipts estimated to be approximately 210 payments of $1,020 to the Buyer each business day until the full amount of the future sales proceeds is repaid.

On July 15, 2016, the Company entered into a Purchase Rights Purchase and Sale Agreement with ESBF California LLC (the “Buyer”). Under the terms of the agreement, the Company received $197,370 of cash proceeds from the Buyer in exchange for a loan payable in the amount of $266,000 secured by future sales proceeds. The difference between the cash received and the cash to be paid from future sales proceeds of $68,630 was recognized as capitalized financing costs and is being amortized over the repayment period. This amount has been reflected as a direct reduction of the loan payable in the accompanying condensed consolidated balance sheets. As of August 31, 2016, unamortized financing costs related to this loan were approximately $57,000. The Company is obligated to make payments equal to 15% of future receipts estimated to be approximately 231 payments of $1,152 to the Buyer each business day until the full amount of the future sales proceeds is repaid.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

August 31, 2016

Note 5. COMMITMENTS AND CONTINGENCIES

The Company currently leases its offices on a month to month basis from the Company's Chief Operating Officer and stockholder for $750 per month.

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

Rent expense for the three months ended August 31, 2016 and 2015 totaled $13,064 and $2,250, respectively.

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

Note 6. INCOME TAXES

The deferred tax asset consists of the following:

	August 31, 2016	May 31, 2016
Net operating loss carryforward	$736,000	$326,000
Valuation allowance	(736,000)	(326,000)
Deferred tax asset, net	$—	$—

The income tax benefit differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

Effective Income Tax Rate Reconciliation
	August 31, 2016	May 31, 2016
Federal Rate	34%	34%
State Rate	6%	6%
Valuation Allowance	(40%)	(40%)
Effective income tax rate	0%	0%

As of August 31, 2016, the Company has net operating loss carryforwards of approximately $1,840,000 to reduce future federal and state taxable income through 2036.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examinations.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

August 31, 2016

Note 7. RELATED PARTY TRANSACTIONS

The Company purchases its inventory from a supplier related through common ownership and management. The Chief Executive Officer and Chairman of the Company is the supplier's President. In addition, the Chief Financial Officer and Director of the Company has a minority interest in the supplier. The amount of inventory purchased from the supplier during the three months ended August 31, 2016 and August 31, 2015 was approximately $12,817 and $111,059, respectively. As of August 31, 2016 and August 31, 2015, accounts payable to this supplier of $-0- and $10,000, respectively, were reported as accounts payable and accrued expenses.

Note 8. BASIS OF REPORTING

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $1,840,000, which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and receive additional loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

NOTE 9. SUBSEQUENT EVENTS

On September 30, 2016, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with Anson Investments Master Fund LP (“Anson”) pursuant to which Anson purchased the Company’s unsecured convertible promissory note in the principal amount of $440,000 (“Note”). The carries interest at the rate of 5% per annum. The maturity date of the Note is October 30, 2017. The Note was issued with a 10% original issue discount. As additional consideration for the purchase of the note, the Company will issue 1,100,000 of its common stock to Anson.

Pursuant to the Purchase Agreement, the Company issued its Common Stock Purchase Warrant to Anson. The Warrant allows Anson to purchase up to 400,000 shares of the Company’s Common Stock at an exercise price of $0.85 per share until September 30, 2021.

Also, under the terms of the Purchase Agreement, the Company and Anson entered into a Registration Rights Agreement covering the 1,100,000 shares issued to Anson. Under the Registration Rights Agreement, the Company is required to file a registration statement with the U.S. Securities and Exchange Commission covering up to an aggregate of 8,000,000 shares within 45 days of the sale and receipt by the Company of an aggregate of $400,000 of Notes sold pursuant to the Purchase Agreement.

From September 1 through October 17, 2016, the Company issued 682,500 shares of its common stock for services and 69,404 shares of its common stock to repay debt.

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

Effective July 5, 2016, we entered into a Stock Purchase and Sale Agreement to acquire all of the issued and outstanding common stock of Energy Sources Distributors, Inc. (“ESD”) from its three founding shareholders. ESD provides wholesale distribution of specialty beverage products from its headquarters in Gilroy, California. The total purchase price for the acquisition was $450,000 in cash. We retained one of the selling founders as General Manager for a term of twelve (12) months pursuant to an employment agreement to manage operations at the ESD facility in Gilroy, California. ESD is now a wholly-owned subsidiary.

In July 2016, the Company entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Facility”) with TCA Global Credit Master Fund L.P. (“TCA”) for a total amount of $7.5 million. However, as of the execution date of the Credit Facility, only $1.6 million was allocated by TCA to the Company for working capital financing and for any other purpose permitted under the terms of the Credit Facility. Energy Source Distributors, Inc. (“ESD”) is Corporate Guarantor to the Credit Facility. Under the terms of the Credit Facility, the Company paid advisory fees to TCA in the amount of $350,000, through the issuance of 374,332 shares of common stock. On July 5, 2016 the Company borrowed $650,000 from the Credit Facility and used the proceeds to acquire ESD for $450,000; payoff a note payable in the amount of $32,534; $74,466 was used to pay vendors for inventory purchases and $93,000 was paid to TCA for closing fees. The credit facility has a maturity date of January 5, 2017 which may be extended for an additional six months at the lender’s discretion. The credit facility requires fees and interest only payments at 12% during the first two months. Principal payments begin in the third month. At the maturity date all unpaid principal and interest is due. During the current quarter the Company issued an additional 157,480 shares of common stock to satisfy a default notice in the amount of $200,000.

Our principal executive offices are located at 575 Lexington Avenue, 4th Floor, New York NY 10022 and our telephone number is (866) 928-5070.

CURRENT OPERATIONS

Sales

The Company currently markets and sells traditional Hispanic and ethnic food packaged products and will license and/or acquire existing brands and distributors of Hispanic products. Brands sought by HISP and primarily engaged in the business of developing, manufacturing, marketing and selling unique, premium, non-alcoholic beverages as well as all natural food products that are targeted towards Hispanic and ethnic-neutral consumers.

Production and Distribution

The Company buys prepackaged goods for distribution through various channels. The Company distributes third party brands as well as a proprietary brand named GRAN NEVADA under an exclusive distribution agreement for the U.S.

As of August 2016, Hispanica International Delights of America, Inc. (HISP) distributed over 20 brands mainly through its Energy Source Distribution (ESD) subsidiary as well as sold the GRAN NEVADA beverages to other wholesalers that are primarily ethnic food distributors and mostly located in the Mid-Atlantic region of the U.S.

HISP sells to several distributors and regularly seeks to broaden its distribution channels from its current network of a dozen to over 100 by the end of 2017. The Company has engaged third party sales and marketing brokers in many areas of the country. The Company also intends to sell directly to retailers, including large chain stores.

Intellectual Property

The Company is in the process of securing a trademark for its name and logo. HISP does not have its trademark registered for Hispanica International Delights of America, Inc. as of August 2016.

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

Employees

As of August 31, 2016, the Company has 14 employees. Certain positions are being filled with paid independent contractors or insider owners who do not receive cash compensation but may receive stock compensation. The Company mitigates the need for a production staff by purchasing finished inventory. The Company has contracted with food brokers to represent Gran Nevada to retail stores nationally. In certain regions of the United States, we utilize the services of direct sales and distribution companies, which sell our products through their distribution channels. This can mitigate the need for a large sales and merchandising force. The Company also outsources its logistics to third-parties, which can reduce the need for employees in these roles.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses of $1,027,259 and $25,812 for the three months ended August 31, 2016 and 2015, respectively, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities.

At August 31, 2016, we had cash on hand of $115,783, and an accumulated deficit of $1,841,808. See “Liquidity and Capital Resources.”

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

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended August 31, 2016 and 2015, the Company received cash proceeds of $0 and $6,000, respectively, as a result of the Company’s sale of common stock. The Company utilized these funds for operations.

In September 2015, the Company received $75,000, net of $12,500 in financing costs, under the terms of the Secured Convertible Promissory Note.

CASH FLOW

Our primary source of liquidity has been cash from sales of shares and the issuance of a convertible promissory note.

WORKING CAPITAL

As of August 31, 2016 the Company had total current assets of $630,209 and total current liabilities of $1,169,688 resulting in negative working capital of $539,479. As of May 31, 2016, the Company had total current assets of $56,560 and total current liabilities of $80,431 resulting in negative working capital of $23,871.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2016

Revenues

The Company commenced distribution of Gran Nevada products in April 2013 in Delaware, Maryland, Virginia, Pennsylvania, New York, Texas and California.  With the acquisition of ESD by the Company in July 2016 the company expanded into Northern California. Revenues from the sale of the Company’s Gran Nevada products for the three months ended August 31, 2016 and 2015 were $111,004 and $129,871, respectively, representing a decrease of approximately fourteen percent (14%). Revenues from the sale of the Company’s ESD products from July 5 through August 31, 2016 were $538,407.

Cost of Goods Sold

Cost of Goods Sold includes finished goods, freight-in, freight-out, and warehousing expense.  For the three months ended August 31, 2016, the cost of goods sold from the sale of the Company’s Gran Nevada products was $81,089, or approximately 73% of sales compared to the three months ended August 31, 2015 when cost of goods sold the sale of the Company’s Gran Nevada products was $127,501, or approximately 98% of sales. For the three months ended August 31, 2016, the cost of goods sold from the sale of the Company’s ESD products was $420,169, or approximately 80% of sales

Operating Expenses

For the three months ended August 31, 2016, operating expenses were $723,754 (which included operating expenses incurred ESD from the acquisition date through August 31, 2016 which amounted to $95,319), an increase of $696,922 or approximately 2597% over operating expenses for the three months ended August 31, 2015 of $26,832. The Company continued to incur costs associated with launching commercial operations during the three months ended August 31, 2016.

Our operating expenses consisted of (a) officers compensation, which was $3,750 during the three months ended August 31, 2016, as compared to $0 during the three months ended August 31, 2015, (b) salary and wages, which was $63,340 during the three months ended August 31, 2016, as compared to $0 during the three months ended August 31, 2015, (c) professional advisory service fees and consulting fees, which were $595,888 for the three months ended August 31, 2016 as compared to $21,711 during the three months ended August 31, 2015, (d) marketing, promotional, licensing and related fees, which were $759 for the three months ended August 31, 2016 as compared to $2,000 during the three months ended August 31, 2015, (e) travel, which was $24,971 during the three months ended August 31, 2016 as compared to $0 during the three months ended August 31, 2015, (f) rent, which was $13,064 during the three months ended August 31, 2016 as compared to $2,250 during the three months ended August 31, 2015, (g) equipment which was $4,210 during the three months ended August 31, 2016 as compared to $0 during the three months ended August 31, 2015, (h) Insurance which was 9,266 during the three months ended August 31, 2016 as compared to $0 during the three months ended August 31, 2015, and (i) other, which was $8,506 during the three months ended August 31, 2016 as compared to $871 during the three months ended August 31, 2015.

During the three months ended August 31, 2016, the Company recorded $1,630 of finance costs as amortization of the original issue discount of $7,500 and the reimbursed fees of $5,000 incurred as a result of the issuance of the Secured Convertible Promissory Note ("Note") in the principal amount of $87,500 to a private lender.

The Company’s interest expense was $18,960 during the three months ended August 31, 2016 as compared to $0 for the three months ended August 31, 2015. The increase reflects the increased debt incurred by the Company to finance operations.

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

As of August 31, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

SIGNATURES

Pursuant to the requirementsof the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.

Date: October 17, 2016	By: /s/ Fernando Oswaldo Leonzo Fernando Oswaldo Leonzo Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

Date: October 17, 2016	By: /s/ Robert Gunther Robert Gunther Chief Operating Officer, and Director (Principal Financial Officer)