Form 10-Q
period 2016-11-30
HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
filed 2017-01-18
CIK 1579010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2016

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

(Check one)

Large accelerated filer ( ) Accelerated filer ( )

Non-accelerated filer ( ) Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes (  ) No (X)

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the period ended in this report, November 30, 2016 the registrant had 15,114,055 shares of common stock outstanding. As of the date of filing, January 17, 2017 the registrant had 15,234,055 shares of common stock outstanding.

Hispanica International Delights of America, Inc.
Condensed Consolidated Balance Sheets

ASSETS
	November 30,	May 31,
	2016	2016
Current Assets:	(Unaudited)
Cash and equivalents	$392,934	$27,241
Accounts receivable	162,957	1,692
Prepaid expenses	5,245	14,740
Inventory	343,034	12,887
Total current assets	904,170	56,560

Other Assets:
Equipment, net of accumulated depreciation of $6,250 and $0, respectively	68,750	—
Intangible assets, net of accumulated amortization of $15,625 and $0, respectively	359,375	—
	428,125	—
	$1,332,295	$56,560

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued expenses	$366,542	$28,051
Customer advances	—	20,880
Note payable	—	18,500
Loans payable, net of capitalized financing costs of $69,370 and $0, respectively	208,616	—
Convertible notes payable, net of capitalized financing costs of $646,613 and $0, respectively	156,387	3,000
Loan payable - Stockholder	—	10,000
Total current liabilities	731,545	80,431

Convertible note payable, net of capitalized financing costs of $0 and $7,735, respectively	—	55,025
Line of credit, net of capitalized financing costs of $236,266 and $0, respectively	332,569	—
Total Liabilities	1,064,114	135,456

Commitments and contingencies

Stockholders' Equity (Deficiency):
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized, 1,200,000 shares issued and outstanding	1,200	1,200
Common stock, $0.001 par value; 100,000,000 shares authorized, 15,114,055 and 13,040,471 shares issued and outstanding, respectively	15,114	13,040
Additional paid in capital	2,996,949	721,413
Accumulated deficit	(2,745,082)	(814,549)
	268,181	(78,896)

	$1,332,295	$56,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hispanica International Delights of America, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended November 30,		For the six months ended November 30,
	2016	2015	2016	2015

Product sales, net	$608,039	$37,963	$1,257,450	$167,834
Cost of goods sold	390,103	44,163	891,360	171,664
Gross income	217,936	(6,200)	366,090	(3,830)

Expenses:
Officers' compensation	2,500	127,700	6,250	127,700
Salary and wages	142,866	—	206,206	—
Professional fees	557,786	108,566	1,153,674	130,277
Repairs and maintenance	18,416	—	22,626	—
Advertising and promotion	4,324	—	5,083	2,000
Insurance	13,328	—	22,594	—
Travel	26,086	2,645	51,057	2,645
Rent	18,294	—	31,358	—
Depreciation and amortization	11,875	2,141	21,875	3,491
Other	23,515	2,867	32,021	5,988
	818,990	243,919	1,552,744	272,101

Loss before other income and expenses	(601,054)	(250,119)	(1,156,654)	(275,931)

Other income and (expenses)
Interest and financing costs	(302,220)	(1,504)	(743,879)	(1,504)

Loss before provision for income taxes	(903,274)	(251,623)	(1,930,533)	(277,435)

Provision for income taxes	—	—	—	—

Net loss	$(903,274)	$(251,623)	$(1,930,533)	$(277,435)

Basic and diluted loss per share	$(0.06)	$(0.02)	$(0.13)	$(0.02)

Basic and diluted weighted average number of shares outstanding	14,843,462	12,701,546	14,632,590	12,446,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hispanica International Delights of America, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended November 30,
(Unaudited)

	2016	2015

Cash flows from operating activities:
Net (loss)	$(1,930,533)	$(277,435)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Stock based compensation	1,204,850	171,026
Depreciation and amortization	21,875	—
Interest and financing costs	370,856	1,504
Accounts receivable	(161,265)	553
Prepaid expenses	9,495	9,000
Inventory	(330,147)	11,397
Accounts payable and accrued expenses	338,491	3,658
Customer advances	(20,880)	—
Unearned income	—	4,194
Net cash (used in) operating activities	(497,258)	(76,103)

Cash flows (from) investment activities:
Equipment acquired	(75,000)	—
Intangible assets acquired	(375,000)	—
Net cash (used in) investment activities	(450,000)	—

Cash flows from financing activities:
Repayment of note payable	(18,500)	—
Proceeds from loans payable	364,820	—
Repayment of loans payable	(156,204)	—
Proceeds from issuance of common stock	—	6,000
Proceeds from convertible notes payable, net of financing costs	665,000	75,000
Repayment of loans payable - stockholders	(10,000)	(10,000)
Repayment of convertible notes payable	(8,000)	(3,000)
Proceeds from line of credit, net of financing costs	557,000	—
Repayment of line of credit	(81,165)	—
Net cash provided by financing activities	1,312,951	68,000

Net increase/(decrease) in cash and cash equivalents	365,693	(8,103)
Cash and equivalents at beginning of period	27,241	44,101
Cash and equivalents at end of period	$392,934	$35,998

Supplemental cash flow information:
Cash paid during the period for:
Interest	$36,374	$1,697

Non-cash transactions:
Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt to common stock and additional paid in capital	$102,933	$10,817
Common stock and warrants issued for financing costs	$796,463	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2016

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2016

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti -dilutive. As of November 30, 2016, the convertible notes payable and Warrants, which could be converted into approximately 1,533,000 shares of common stock, were outstanding.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of November 30, 2016, and does not expect this to change significantly over the next 12 months.

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

November 30, 2016

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

Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management's estimate of the amount of receivables that will actually be collected. As of November 30, 2016 and May 31, 2016, an allowance for doubtful accounts was not necessary.

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

Energy Source Distributors, Inc. (“ESD”) is Corporate Guarantor to the Credit Facility. Under the terms of the Credit Facility, the Company paid advisory fees to TCA in the amount of $350,000, through the issuance of 374,332 shares of common stock. On July 5, 2016, the Company borrowed $650,000 from the Credit Facility and used the proceeds to acquire ESD for $450,000; payoff a note payable in the amount of $32,534; $74,466 was used to pay vendors for inventory purchases and $93,000 was paid to TCA for closing fees. The credit facility has a maturity date of December 27, 2017 which may be extended for an additional six months at the lender’s discretion. The credit facility required fees and interest only payments at 12% during the first two months. Principal payments began in the third month. At the maturity date, all unpaid principal and interest is due. During the current quarter, the Company issued an additional 157,480 shares of common stock to satisfy a default notice in the amount of $200,000.

Effective July 7, 2016, the Company acquired all of the net assets of Energy Source Distributors, Inc. by purchasing all of the outstanding shares of common stock for $450,000.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2016

The following table presents the unaudited pro forma condensed consolidated statements of operations for the six months ended November 30, 2016:

Unaudited Pro Forma Condensed Consolidated Statements of Operations
For the six months ended November 30, 2016

			Pro Forma		Pro Forma
	HISP	ESD	Adjustments	Notes	Consolidated

Product sales, net	$119,575	$1,483,994	$—		$1,603,569
Cost of goods sold	97,680	1,063,789	—		1,161,469
Gross income	21,895	420,205	—		442,100

Selling general and administrative expenses	1,219,798	372,347	—		1,592,145

Net Income/(loss) before other income and expenses	(1,197,903)	47,858	—		(1,150,045)

Other income and (expenses)	(709,858)	(108,895)	—		(818,753)

Provision for taxes	—	(9,169)	9,169	(a)	(0)
Utilization of NOL carryforward

Net Income/(loss)	$(1,907,761)	$(51,868)	$(9,169)		$(1,968,798)

Basic and diluted loss per share	—	—	—		(0.13)

Basic and diluted weighted average number of shares outstanding	—	—	—		14,632,590

See accompanying notes to the Unaudited Pro Forma Condensed Consolidated Financial Information

Hispanica International Delights of America, Inc.

Notes to the Unaudited Pro Forma Condensed Consolidated Financial Information

Pro Forma Note 1. — Basis of presentation

The unaudited pro forma Condensed Consolidated Statements of Operations for the six months ended November 30, 2016 gives effect to the ESD acquisition as if it had occurred on June 1, 2016.

Pro Forma Note 2 — Purchase price allocation

Effective July 7, 2016, the Company acquired all of the outstanding stock of ESD and certain assets from ESD for total consideration of $450,000.

The unaudited pro forma condensed consolidated financial information includes various assumptions, including those related to the purchase price allocation of the assets acquired from ESD based on management’s estimates.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2016

The following table shows the allocation of the purchase price to the acquired assets:

Intangible assets	$375,000
Property, plant and equipment	75,000
Liabilities assumed	—
Total purchase price	$450,000

The estimated useful life of the intangible assets is Ten (10) years. Amortization expense of $15,625 and $6,250 was recorded during the six and three months ended November 30, 2016, respectively.

The estimated useful life of the property, plant and equipment is Five (5) years. Depreciation expense of $6,250 and $3,750 was recorded during the six and three months ended November 30, 2016, respectively.

Note 3. LOANS PAYABLE – STOCKHOLDERS

In April 2016, a stockholder and officer lent the Company $10,000. The loan bore interest at 18% per annum. The maturity date of the note was July 1, 2016. The loan was repaid on October 17, 2016. Interest expense on the note of $229 was recorded during the six months ended November 30, 2016.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2016

Note 4. NOTES PAYABLE

During the quarter ended November 30, 2016, the Company entered into Convertible Promissory Note Agreements (The “Convertible Notes”) with Seven (7) individuals (“Holders”) pursuant to which they purchased the Company’s unsecured fixed price convertible promissory notes in the aggregate principal amount of $803,000. The Convertible Notes carry interest at the rate of 5% per annum and mature at various dates through November 7, 2017. The Convertible Notes were issued with a 10% original issue discount. As additional consideration for the purchase of the Convertible Notes, the Company will issue an aggregate of 1,730,000 of its common stock to the Holders.

Pursuant to the convertible notes, the Company issued Common Stock Purchase Warrants (The “Warrants“). The Warrants allow the Holders to purchase up to an aggregate of 730,000 shares of the Company’s Common Stock at an exercise price of $0.85 per share until September 30, 2021.

Also, under the terms of the Convertible Notes, the Company and the Holders entered into a Registration Rights Agreement covering the 1,730,000 shares issued. Under the Registration Rights Agreement, the Company is required to file a registration statement with the U.S. Securities and Exchange Commission covering up to an aggregate of 8,000,000 shares within 45 days of the sale and receipt by the Company of an aggregate of $803,000 of Convertible Notes.

In September 2014, the Company issued a convertible note for the principal amount of $6,000. The note had an original due date of December 31, 2014. In January 2015, the holder signed an amendment that made the note and accrued interest payable on demand. Interest accrues at 10% per annum. The holder has the option of converting the note in whole or in part into the Company's common stock at the rate of $0.25 per share at anytime prior to redemption. In October 2015, the Company repaid $3,000 of principal and $651 of interest. Accrued interest totaled $268 and $193 as of November 30, 2016 and May 31, 2016, respectively, and is reported as accounts payable and accrued expenses.

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

The Lender Conversion Price is defined in the Note as being $3.00 per share, however, in the event the Market Capitalization falls below $20,000,000.00 at any me, then in such event (a) the Lender Conversion Price for all Lender Conversions occurring after the first date of such occurrence shall equal the lower of the Lender Conversion Price and the Market Price as of any applicable date of Conversion.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2016

Note 4. NOTES PAYABLE (Continued)

Subject to certain conditions, a Conversion Factor of 70% shall apply to the Lender Conversion Price, subject to the following adjustments: (i) if at any me the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding any date of measurement is below $1.00, then in such event the then-current Conversion Factor shall be reduced by 10% for all future conversions; (ii) if at anytime after the effective date of the Note, the Conversion Shares are not Eligible, then the then-current Conversion Factor will automatically be reduced by 5%, for all future conversions; and, (iii) in addition to the Default Effect, as defined, if any Major Default occurs, as defined, after the effective date of the Note, the Conversion Factor shall automatically be reduced for all future conversions by an additional 5% for each of the first three (3) Major Defaults that occur.

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

Under the terms of the Note, on September 13, 2016, the note holder elected to convert $20,000 of the outstanding principal and accrued interest balance into 69,404 shares of our common stock at a conversion price of $0.2882 per share.

On September 21, 2016, the Note was assigned to a new lender. As part of the assignment, the Company incurred early payment premiums and other fees of $ 25,521. The new note holder paid the note balance to the previous holder and simultaneously converted the full outstanding principal of the note, $56,000, including accrued interest balance of $359, into 200,000 shares of our common stock at a conversion price of $0.28 per share.

In March 2016, the Company borrowed $18,500 from an unrelated third party (GHS). The loan bears interest at 22% per annum. During the three months ended August 31, 2016 the Company incurred late payment penalties and other fees of approximately $13,304. The outstanding balance including penalties, fees, and accrued interest was repaid in July 2016.

On July 15, 2016, the Company entered into a Future Sales Proceeds Purchase Agreement with Merchant Cash and Capital, LLC d/b/a Bizfi (the “Buyer”). Under the terms of the agreement, the Company received $167,450 of cash proceeds from the Buyer in exchange for a loan payable in the amount of $214,200 secured by future sales proceeds. The difference between the cash received and the cash to be paid from future sales proceeds of $46,750 was recognized as capitalized financing costs and is being amortized over the repayment period. This amount has been reflected as a direct reduction of the loan payable in the accompanying condensed consolidated balance sheets. As of November 30, 2016, unamortized financing costs related to this loan were approximately $28,000. The Company is obligated to make payments equal to 10% of future receipts estimated to be approximately 210 payments of $1,020 to the Buyer each business day until the full amount of the future sales proceeds is repaid.

On July 15, 2016, the Company entered into a Purchase Rights Purchase and Sale Agreement with ESBF California LLC (“ESBF”). Under the terms of the agreement, the Company received $197,370 of cash proceeds from ESBF in exchange for a loan payable in the amount of $266,000 secured by future sales proceeds. The difference between the cash received and the cash to be paid from future sales proceeds of $68,630 was recognized as capitalized financing costs and is being amortized over the repayment period. This amount has been reflected as a direct reduction of the loan payable in the accompanying condensed consolidated balance sheets. As of November 30, 2016, unamortized financing costs related to this loan were approximately $41,000. The Company is obligated to make payments equal to 15% of future receipts estimated to be approximately 231 payments of $1,152 to ESBF each business day until the full amount of the future sales proceeds is repaid.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2016

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

Rent expense for the six months ended November 30, 2016 and 2015 totaled $31,358 and $4,500, respectively.

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

Note 6. INCOME TAXES

The deferred tax asset consists of the following:

	November 30, 2016	May 31, 2016
Net operating loss carryforward	$1,098,000	$326,000
Valuation allowance	(1,098,000)	(326,000)
Deferred tax asset, net	$—	$—

The income tax benefit differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

Effective Income Tax Rate Reconciliation
	2016	2015
Federal Rate	34%	34%
State Rate	6%	6%
Valuation Allowance	(40%)	(40%)
Effective income tax rate	0%	0%

As of November 30, 2016, the Company has net operating loss carryforwards of approximately $2,745,000 to reduce future federal and state taxable income through 2036.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examinations.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2016

Note 7. RELATED PARTY TRANSACTIONS

The Company purchases its inventory from a supplier related through common ownership and management. The Chief Executive Officer and Chairman of the Company is the supplier's President. In addition, the Chief Financial Officer and Director of the Company has a minority interest in the supplier. The amount of inventory purchased from the supplier during the six months ended November 30, 2016 and November 30, 2015 was $12,817 and $144,498, respectively. As of November 30, 2016 and May 31, 2016, inventory prepayments to this supplier of $-0- and $14,740, respectively, were reported as prepaid expenses. During the six months ended November 30, 2016 the Company paid Product development consulting fees this supplier of $7,000.

Note 8. BASIS OF REPORTING

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $2,745,000, which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and receive additional loans from related parties. The accompanying condensed consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

NOTE 9. SUBSEQUENT EVENTS

From December 1 through January 13, 2017, the Company issued 120,000 shares of its common stock for services.

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

Effective July 7, 2016, we entered into a Stock Purchase and Sale Agreement to acquire all of the issued and outstanding common stock of Energy Sources Distributors, Inc. (“ESD”) from its three founding shareholders. ESD provides wholesale distribution of specialty beverage products from its headquarters in Gilroy, California. The total purchase price for the acquisition was $450,000 in cash. We retained one of the selling founders as General Manager for a term of twelve (12) months pursuant to an employment agreement to manage operations at the ESD facility in Gilroy, California. ESD is now a wholly-owned subsidiary.

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

During the six months ended November 30, 2016, the Company issued an additional 157,480 shares of common stock to satisfy a default notice in the amount of $200,000.

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

As of November 2016, Hispanica International Delights of America, Inc. (HISP) distributed over 20 brands mainly through its Energy Source Distribution (ESD) subsidiary as well as sold the GRAN NEVADA beverages to other wholesalers that are primarily ethnic food distributors and mostly located in the Mid-Atlantic region of the U.S.

HISP sells to several distributors and regularly seeks to broaden its distribution channels from its current network of a dozen to over 100 by the end of 2017. The Company has engaged third party sales and marketing brokers in many areas of the country. The Company also intends to sell directly to retailers, including large chain stores.

Intellectual Property

The Company is in the process of securing a trademark for its name and logo. HISP does not have its trademark registered for Hispanica International Delights of America, Inc. as of November 2016.

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

The packaged beverage market is highly competitive. Competitors in our market compete for brand recognition, ingredient sourcing qualified personnel, distribution and product shelf space. As a developing company, a majority of our competitors are more established and better capitalized than HISP. The packaged beverage market is generally dominated by the largest beverage providers, including The Coca-Cola Company and PepsiCo, Inc. Many of our competitors enjoy significant brand recognition and consumer confidence and are able to readily secure shelf space and media attention for their products. Many of our competitors also have existing relationships with the same distribution channels and retailers through which we sell our products. We intend to compete in the market by offering consumers affordable products that taste better and possess a longer shelf life than most products in the market.

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

Employees

As of November 30, 2016, the Company has 14 employees. Certain positions are being filled with paid independent contractors or insider owners who do not receive cash compensation but may receive stock compensation. The Company mi gates the need for a production staff by purchasing finished inventory. The Company has contracted with food brokers to represent Gran Nevada to retail stores nationally.

In certain regions of the United States, we utilize the services of direct sales and distribution companies, which sell our products through their distribution channels. This can mi gate the need for a large sales and merchandising force. The Company also outsources its logistics to third-parties, which can reduce the need for employees in these roles.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Stamps Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of sec on 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Sec on 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company: until the earliest of (1) the last day of the fiscal year during which our revenues exceed $1 billion, (2) the date on which we issue more than $1 billion non-convertible debt in a three year period, (3) the last day of the fiscal year following the fi h anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act of 1933, as amended, or (4) when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including (1) not being required to comply with the auditor attestation requirements of Sec on 404(b) of the Sarbanes-Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirements to provide only two years of audited financial statements, instead of three years.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses from inception of approximately $2,745,000, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities.

At November 30, 2016, we had cash on hand of $392,934, and an accumulated deficit of approximately $2,745,000. See “Liquidity and Capital Resources.”

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

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net opera ng losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended November 30, 2016 and 2015, the Company received cash proceeds of $0 and $6,000, respectively, as a result of the Company’s sale of common stock. The Company utilized these funds for operations.

In September 2015, the Company received $75,000, net of $12,500 in financing costs, under the terms of the Secured Convertible Promissory Note. In September 2016, the Company received $665,000, net of $138,000 in financing costs, under the terms of the Securities Purchase Agreements.

CASH FLOW

Our primary source of liquidity has been cash from sales of shares and the issuance of a convertible promissory notes.

WORKING CAPITAL

As of November 30, 2016 the Company had total current assets of $904,170 and total current liabilities of $731,545 resulting in working capital of $172,625. As of May 31, 2016, the Company had total current assets of $56,560 and total current liabilities of $80,431 resulting in negative working capital of $23,871.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2016

Revenues

The Company commenced distribution of Gran Nevada products in April 2013 in Delaware, Maryland, Virginia, Pennsylvania, New York, Texas and California. With the acquisition of ESD by the Company in July 2016 the company expanded into Northern California. Revenues from the sale of the Company’s Gran Nevada products for the three months ended November 30, 2016 and 2015 were $8,571 and $37,963 respectively, representing a decrease of approximately Seventy-seven percent (77%). Revenues from the sale of the Company’s ESD products for the three months ended November 30, 2016 were $599,468.

Cost of Goods Sold

Cost of Goods Sold includes finished goods, freight-in, freight-out, and warehousing expense. For the three months ended November 30, 2016, the cost of goods sold from the sale of the Company’s Gran Nevada products was $16,591, or approximately 194% of sales compared to the three months ended November 30, 2015 when cost of goods sold the sale of the Company’s Gran Nevada products was $44,163, or approximately 116% of sales. For the three months ended November 30, 2016, the cost of goods sold from the sale of the Company’s ESD products was $373,512, or approximately 62% of sales.

Operating Expenses

For the three months ended November 30, 2016, operating expenses were $807,115 (which included operating expenses incurred by ESD during the three months ended November 30, 2016 of $215,752), an increase of $565,337 or approximately 234% over operating expenses for the three months ended November 30, 2015 of $241,778. The Company continued to incur costs associated with launching commercial operations during the three months ended November 30, 2016.

Our operating expenses consisted of (a) officers compensation, which was $2,500 during the three months ended November 30, 2016, as compared to $127,700 during the three months ended November 30, 2015, (b) salary and wages, which was $142,866 during the three months ended November 30, 2016, as compared to $0 during the three months ended November 30, 2015, (c) professional advisory service fees and consulting fees, which were $557,786 for the three months ended November 30, 2016, of which $532,675 was stock compensation, as compared to $108,566 during the three months ended November 30, 2015, (d) advertising, marketing, promotional, licensing and related fees, which were $4,324 for the three months ended November 30, 2016 as compared to $0 during the three months ended November 30, 2015, (e) travel, which was $26,086 during the three months ended November 30, 2016 as compared to $2,645 during the three months ended November 30, 2015, (f) rent, which was $18,294 during the three months ended November 30, 2016 as compared to $2,250 during the three months ended November 30, 2015, (g) repairs and maintenance which was $18,416 during the three months ended November 30, 2016 as compared to $0 during the three months ended November 30, 2015, (h) Insurance which was $13,328 during the three months ended November 30, 2016 as compared to $0 during the three months ended November 30, 2015, and (i) other, which was $23,515 during the three months ended November 30, 2016 as compared to $2,617 during the six months ended November 30, 2015.

During the three months ended November 30, 2016, the Company recorded interest and finance costs of $302,220, as compared to $1,504 during the three months ended November 30, 2015, and, depreciation and amortization costs of $11,875 during the three months ended November 30, 2016 as compared to $2,141 during the three months ended November 30, 2015. The increase in interest and financing costs reflects the increased debt incurred by the Company to finance operations. The increase in depreciation and amortization costs reflects the equipment acquired from ESD.

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2016

Revenues

Revenues from the sale of the Company’s Gran Nevada products for the six months ended November 30, 2016 and 2015 were $119,575 and $167,834, respectively, representing a decrease of approximately Twenty-nine percent (29%). Revenues from the sale of the Company’s ESD products from July 5 through November 30, 2016 were $1,137,875.

Cost of Goods Sold

Cost of Goods Sold includes finished goods, freight-in, freight-out, and warehousing expense. For the six months ended November 30, 2016, the cost of goods sold from the sale of the Company’s Gran Nevada products was $97,680, or approximately 82% of sales compared to the six months ended November 30, 2015 when cost of goods sold the sale of the Company’s Gran Nevada products was $171,664, or approximately 102% of sales. For the six months ended November 30, 2016, the cost of goods sold from the sale of the Company’s ESD products was $793,680, or approximately 70% of sales.

Operating Expenses

For the six months ended November 30, 2016, operating expenses were $1,530,869 (which included operating expenses incurred ESD from the acquisition date through November 30, 2016 which amounted to $311,071), an increase of $1,262,259 or approximately 470% over operating expenses for the six months ended November 30, 2015 of $268,610. The Company continued to incur costs associated with launching commercial operations during the six months ended November 30, 2016.

Our operating expenses consisted of (a) officers compensation, which was $6,250 during the six months ended November 30, 2016, as compared to $127,700 during the six months ended November 30, 2015, (b) salary and wages, which was $206,206 during the six months ended November 30, 2016, as compared to $0 during the six months ended November 30, 2015, (c) professional advisory service fees and consulting fees, which were $1,153,674 for the six months ended November 30, 2016 of which $812,851 was stock compensation, as compared to $130,277 during the six months ended November 30, 2015, (d) advertising, marketing, promotional, licensing and related fees, which were $5,083 for the six months ended November 30, 2016 as compared to $2,000 during the six months ended November 30, 2015, (e) travel, which was $51,057 during the six months ended November 30, 2016 as compared to $2,645 during the six months ended November 30, 2015, (f) rent, which was $31,358 during the six months ended November 30, 2016 as compared to $4,500 during the six months ended November 30, 2015, (g) equipment which was $22,626 during the six months ended November 30, 2016 as compared to $0 during the six months ended November 30, 2015, (h) Insurance which was 22,594 during the six months ended November 30, 2016 as compared to $0 during the six months ended November 30, 2015, and (i) other, which was $32,021 during the six months ended November 30, 2016 as compared to $1,488 during the six months ended November 30, 2015.

During the six months ended November 30, 2016, the Company recorded interest and finance costs of $743,879, as compared to $1,504 during the six months ended November 30, 2015, and, depreciation and amortization costs of $21,875 during the six months ended November 30, 2016 as compared to $3,491 during the six months ended November 30, 2015.

The increase in interest and financing costs reflects the increased debt incurred by the Company to finance operations.

The increase in depreciation and amortization costs reflects the equipment acquired from ESD.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure the information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the me periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of November 30, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and opera on of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal controls.

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

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.

Date: January 17, 2017	By: /s/ Fernando Oswaldo Leonzo Fernando Oswaldo Leonzo Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

Date: January 17, 2017	By: /s/ Robert Gunther Robert Gunther Chief Operating Officer, and Director (Principal Financial Officer)