Form 10-Q
period 2017-02-28
HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
filed 2017-04-18
CIK 1579010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

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

Yes (X)    No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one)

Large accelerated filer (  )         Accelerated filer                    (   )

Non-accelerated filer   (  )         Smaller reporting company  (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes (  )   No (X)

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the period ended in this report, February 28, 2017 the registrant had 16,802,922 shares of common stock outstanding. As of the date of filing, April 12, 2017 the registrant had 18,517,922 shares of common stock outstanding.

Hispanica International Delights of America, Inc.
Condensed Consolidated Balance Sheets

ASSETS
	February 28,	May 31,
	2017	2016
Current Assets:	(Unaudited)
Cash and cash equivalents	$247,327	$27,241
Accounts receivable	94,076	1,692
Prepaid expenses	5,245	14,740
Inventory	339,617	12,887
Total current assets	686,265	56,560

Other Assets:
Equipment, net of accumulated depreciation of $12,008 and $0 in 2017 and 2016, respectively	62,992	—
Intangibles, net of accumulated amortization of $25,000 and $0 in 2017 and 2016, respectively	350,000	—
	$1,099,257	$56,560

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$496,884	$28,051
Customer advances	—	20,880
Line of credit, net of unamortized deferred financing costs of $184,583 and $0, in 2017 and 2016 respectively	259,436	18,500
Convertible notes payable, net of unamortized deferred financing costs of $446,570 and $0, in 2017 and 2016 respectively	356,429	3,000
Loans payable, net of unamortized deferred financing costs of $98,345 and $0, in 2017 and 2016 respectively	240,123	—
Loan payable - Stockholder	—	10,000
Total current liabilities	1,352,872	80,431

Convertible note payable, net of unamortized deferred financing costs of $7,735 in 2016	—	55,025
	1,352,872	135,456

Commitments and contingencies

Stockholders' Equity (Deficiency):

Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized, 1,200,000 shares issued and outstanding	1,200	1,200
Common stock, $0.001 par value; 100,000,000 shares authorized, 16,802,922, and 13,040,471 shares issued and outstanding in 2017 and 2016, respectively	16,803	13,040
Additional paid in capital	3,057,158	721,413
Accumulated deficit	(3,328,776)	(814,549)
	(253,615)	(78,896)

	$1,099,257	$56,560

The accompanying notes are an integral part of these condensed consolidated financial statements

Hispanica International Delights of America, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended February 28 and 29,		For the nine months ended February 28 and 29,
	2017	2016	2017	2016

Sales, net	$496,862	$42,027	$1,754,312	$209,861
Cost of goods sold	380,437	22,059	1,271,797	193,723
Gross profit	116,425	19,968	482,515	16,138

Expenses:
Officers' compensation	10,000	2,500	16,250	130,200
Salaries	127,213	—	333,419	—
Consultancy - share based compensation	61,700	4,000	930,751	45,000
Professional fees	71,108	10,454	355,731	99,731
Repairs and maintenance	16,230	—	38,856	—
Advertising and promotion	8,104	2,500	13,187	4,500
Insurance	—	—	21,766	—
Travel	14,609	309	65,666	2,954
Rent	18,212	—	49,570	—
Depreciation and amortization	15,133	—	37,008	—
Other	31,295	2,944	64,144	8,932

	373,604	22,707	1,926,348	291,317

Loss before other expenses	(257,179)	(2,739)	(1,443,833)	(275,179)
Other expenses
Interest and amortization of financing costs	(326,516)	(3,917)	(1,070,394)	(8,912)
Net loss	$(583,695)	$(6,656)	$(2,514,227)	$(284,091)

Basic and diluted loss per share	$(0.04)	$(0.00)	$(0.17)	$(0.02)

Basic and diluted weighted average number
of shares outstanding	15,853,880	12,891,285	14,851,948	12,591,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	February 28, 2017	February 29, 2016
Cash Flows From Operating Activities
Net loss	$(2,514,227)	$(284,091)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	930,751	175,026
Depreciation and amortization	37,008	—
Interest and financing costs	958,758	3,134
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(92,384)	(14,886)
Inventory	(326,730)	1,639
Prepaid expenses	9,495	14,600
Increase (decrease) in:
Accounts payable and accrued expenses	468,833	8,195
Customer advances	(20,880)	—

	(549,556)	(96,383)

Cash Flows From Investing Activities
Equipment acquired	(75,000)	—
Intangible asset acquired	(375,000)	—

	(450,000)	—

Cash Flows From Financing Activities
Proceeds from issuance of stock	—	13,000
Payment of note payable	(18,500)
Proceeds of loans payable, net of financing costs	480,507
Payment of loans payable	(240,384)
Proceeds of convertible notes payable, net of financing costs	665,000	75,000
Payment of convertible notes payable	(8,000)	(3,000)
Proceeds of line of credit, net of financing costs	557,000
Payment of line of credit	(205,981)
Payment of loan payable - stockholder	(10,000)	(10,000)

	1,219,642	75,000

Net Increase in Cash and Cash Equivalents	220,086	(21,383)

Cash and Cash Equivalents - beginning of period	27,241	44,101

Cash and Cash Equivalents - end of period	$247,327	$22,718

Supplemental Disclosures
Cash paid for:
Interest	$48,235	$1,697

Noncash investing and financing activities:
Conversion of debt to common stock and additional paid in capital	$102,933	$—

Common stock and warrants issued for financing costs	$796,463	$—

Payments of loans payable with proceeds of additional loans payable	$71,400	$—

Shares issued for settlement of debt	$—	$10,817

Shares issued for investment	$—	$10,000

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

February 28, 2017

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying condensed consolidated financial statements include the financial statements of Hispanica International Delights of America, Inc. (“HISP”) and its wholly owned subsidiary, Energy Source Distributors Inc., (“ESD”) (collectively , the “Company“). All intercompany balances and transactions have been eliminated in consolidation.

HISP was incorporated in Delaware in April 2013 and acquired ESD during July 2016. The Company currently markets and sells traditional Hispanic beverages and ethnic food packaged products and will license and/or acquire existing brands and distributors of Hispanic products.

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying condensed financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Form 10-K as of May 31, 2016. Interim results are not necessarily indicative of the results of a full year.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company. Revenue is recognized at the time the product is delivered. Provisions for sales returns are estimated based on the Company's historical return experience. Revenue is presented net of returns.

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

February 28, 2017

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered as their effect would be anti-dilutive. As of February 28, 2017, the convertible notes payable and warrants, which could be converted into approximately 730,000 shares of common stock, were outstanding.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the condensed consolidated financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of February 28, 2017, and does not expect this to change significantly over the next 12 months.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all share-based compensation payments to be recognized in the condensed consolidated financial statements based on their fair value on the issuance date.

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

February 28, 2017

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

Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management's estimate of the amount of receivables that will actually be collected. As of February 28, 2017 and May 31, 2016, an allowance for doubtful accounts was not necessary.

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

Effective July 7, 2016, the Company acquired all of the net assets of Energy Source Distributors, Inc. by purchasing all of its outstanding shares of common stock for $450,000.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

February 28, 2017

The following table presents the unaudited pro forma condensed consolidated statements of operations for the nine months ended February 28, 2017:

Unaudited Pro Forma Condensed Consolidated Statements of Operations
For the nine months ended February 28, 2017

			Pro Forma		Pro Forma
	HISP	ESD	Adjustments	Notes	Consolidated

Product sales, net	$120,130	$1,980,301	$—		$2,100,431
Cost of goods sold	100,511	1,441,395	—		1,541,906
Gross profit	19,619	538,906	—		558,525

Selling general and administrative expenses	1,385,799	591,825	—		1,977,624

Net loss before other expenses	(1,366,180)	(52,919)	—		(1,419,099)

Other expenses	(968,623)	(135,119)	—		(1,103,742)

Net loss	$(2,334,803)	$(188,038)	$—		$(2,522,841)

Basic and diluted loss per share					$(0.17)

Basic and diluted weighted average number
of shares outstanding					14,851,948

See accompanying notes to the Unaudited Pro Forma Condensed Consolidated Financial Information

Hispanica International Delights of America, Inc.

Notes to the Unaudited Pro Forma Condensed Consolidated Financial Information

Pro Forma Note 1. — Basis of presentation

The unaudited pro forma Condensed Consolidated Statements of Operations for the nine months ended February 28, 2017 gives effect to the ESD acquisition as if it had occurred on June 1, 2016.

Pro Forma Note 2 — Purchase price allocation

Effective July 7, 2016, the Company acquired all of the outstanding stock of ESD for total consideration of $450,000.

The unaudited pro forma condensed consolidated financial information includes various assumptions, including those related to the purchase price allocation of the assets acquired from ESD based on management’s estimates.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

February 28, 2017

The following table shows the allocation of the purchase price to the acquired assets:

Intangible assets	$375,000
Property, plant and equipment	75,000
Liabilities assumed	—
Total purchase price	$450,000

The estimated useful life of the intangible assets is Ten (10) years. Amortization expense of $25,000 and $9,375 was recorded during the nine and three months ended February 28, 2017, respectively.

The estimated useful life of the property, plant and equipment is Five (5) years. Depreciation expense of $12,008 and $3,758 was recorded during the nine and three months ended February 28, 2017, respectively.

Note 3. LOANS PAYABLE – STOCKHOLDERS

In April 2016, a stockholder and officer lent the Company $10,000. The loan bore interest at 18% per annum. The maturity date of the note was July 1, 2016. The loan was repaid on October 17, 2016. Interest expense on the note of $229 was recorded during the nine months ended February 28, 2017.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

February 28, 2017

Note 4. NOTES PAYABLE

During the quarter ended November 30, 2016, the Company entered into Convertible Promissory Note Agreements (The “Convertible Notes”) with seven (7) individuals (“Holders”) pursuant to which they purchased the Company’s unsecured fixed price convertible promissory notes in the aggregate principal amount of $803,000. The Convertible Notes carry interest at the rate of 5% per annum and mature at various dates through November 7, 2017. The Convertible Notes were issued with a 10% original issue discount. As additional consideration for the purchase of the Convertible Notes, the Company will issue an aggregate of 1,730,000 of its common stock to the Holders. During March 2017, the Company issued 1,560,000 shares of its common stock to the Holders.

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

In September 2014, the Company issued a convertible note for the principal amount of $6,000. The note had an original due date of December 31, 2014. In January 2015, the holder signed an amendment that made the note and accrued interest payable on demand. Interest accrues at 10% per annum. The holder has the option of converting the note in whole or in part into the Company's common stock at the rate of $0.25 per share at any time prior to redemption. In October 2016, the Company repaid $3,000 of principal and $636 of accrued interest. In October 2015, the Company repaid $3,000 of principal and $651 of interest. Accrued interest totaled $193 as of May 31, 2016.

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

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

February 28, 2017

Note 4. NOTES PAYABLE (Continued)

Subject to certain conditions, a conversion factor of 70% shall apply to the lender conversion price, subject to the following adjustments: (i) if at any time the average of the three (3) lowest closing bid prices in the twenty (20) trading days immediately preceding any date of measurement is below $1.00, then in such event the then-current conversion factor shall be reduced by 10% for all future conversions; (ii) if at any time after the effective date of the note, the lender conversion shares are not eligible, then the then-current conversion factor will automatically be reduced by 5%, for all future conversions; and, (iii) in addition to the default effect, as defined, if any major default occurs, as defined, after the effective date of the note, the conversion factor shall automatically be reduced for all future conversions by an additional 5% for each of the first three (3) major defaults that occur.

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

On September 21, 2016, the Note was assigned to a new lender. As part of the assignment, the Company incurred early payment premiums and other fees of $25,521. The new note holder paid the note balance to the previous holder and simultaneously converted the full outstanding principal of the note, $56,000, including accrued interest balance of $359, into 200,000 shares of our common stock at a conversion price of $0.28 per share.

In March 2016, the Company borrowed $18,500 from an unrelated third party. The loan bears interest at 22% per annum. During the three months ended August 31, 2016 the Company incurred late payment penalties and other fees of approximately $13,304. The outstanding balance including penalties, fees, and accrued interest was repaid in July 2016.

On July 15, 2016, the Company entered into a future sales proceeds purchase agreement with Merchant Cash and Capital, LLC d/b/a Bizfi (the “Buyer”). Under the terms of the agreement, the Company received $167,450 of cash proceeds from the Buyer in exchange for a loan payable in the amount of $214,200 secured by future sales proceeds. On January 31, 2017, the Company entered into a second future sales proceeds purchase agreement with the Buyer. Under the terms of the second agreement, the Company received $128,920 of cash proceeds, net of $71,400 repayment of existing loan, from the Buyer and in exchange for a loan payable in the amount of $281,400 secured by future sales proceeds. The difference between the cash received and the cash to be paid from future sales proceeds of $76,650 has been recognized as capitalized financing costs and is being amortized over the repayment period. This amount has been reflected as a direct reduction of the loan payable in the accompanying condensed consolidated balance sheets. As of February 28, 2017, unamortized financing costs related to this loan were approximately $68,985. The Company is obligated to make payments equal to 10% of future receipts estimated to be approximately 210 payments of $1,340 to the Buyer each business day until the full amount of the future sales proceeds is repaid.

On July 15, 2016, the Company entered into a purchase rights purchase and sale agreement with ESBF California LLC (“ESBF”). Under the terms of the agreement, the Company received $197,370 of cash proceeds from ESBF in exchange for a loan payable in the amount of $266,000 secured by future sales proceeds. The difference between the cash received and the cash to be paid from future sales proceeds of $68,630 was recognized as capitalized financing costs and is being amortized over the repayment period. This amount has been reflected as a direct reduction of the loan payable in the accompanying condensed consolidated balance sheets. As of February 28, 2017, unamortized financing costs related to this loan were approximately $29,360. The Company is obligated to make payments equal to 15% of future receipts estimated to be approximately 231 payments of $1,152 to ESBF each business day until the full amount of the future sales proceeds is repaid.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

February 28, 2017

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

Rent expense for the nine months ended February 28, 2017 and 2016 totaled $49,570 and $0, respectively.

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

Note 6. INCOME TAXES

The deferred tax asset consists of the following:

	February 28, 2017	May 31, 2016
Net operating loss carryforward and stock based compesnsation	$1,331,000	$326,000
Valuation allowance	(1,331,000)	(326,000)
Deferred tax asset, net	$—	$—

The income tax benefit differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

Effective Income Tax Rate Reconciliation
	2017	2016
Federal Rate	34%	34%
State Rate	6%	6%
Valuation Allowance	(40%)	(40%)
Effective income tax rate	0%	0%

As of February 28, 2017, the Company has net operating loss carryforwards of approximately $3,329,000 to reduce future federal and state taxable income through 2036.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examinations.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

February 28, 2017

Note 7. RELATED PARTY TRANSACTIONS

The Company purchases its inventory from a supplier related through common ownership and management. The Chief Executive Officer and Chairman of the Company is the supplier's President. In addition, the Chief Financial Officer and Director of the Company has a minority interest in the supplier. The amount of inventory purchased from the supplier during the nine months ended February 28, 2017 and February 28, 2016 was approximately $16,000 and $175,000, respectively. As of February 28, 2017 and May 31, 2016, inventory prepayments to this supplier of $-0- and $14,740, respectively, were reported as prepaid expenses. During the nine months ended February 28, 2017 the Company incurred product development consulting fees this supplier of $7,000.

Note 8. BASIS OF REPORTING

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $3,329,000, which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and receive additional loans from related parties. The accompanying condensed consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

NOTE 9. SUBSEQUENT EVENTS

From March 1 through April 14, 2017, the Company issued 155,000 shares of its common stock for services.

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

Effective July 7, 2016, we entered into a Stock Purchase and Sale Agreement to acquire all of the issued and outstanding common stock of Energy Sources Distributors, Inc. (“ESD”) from its three founding shareholders. ESD provides wholesale distribution of specialty beverage products from its headquarters in Gilroy, California. The total purchase price for the acquisition was $450,000 in cash. We retained one of the selling founders as General Manager for a term of twelve (12) months pursuant to an employment agreement to manage operations at the ESD facility in Gilroy, California. ESD is now a wholly-owned subsidiary. This allowed us to expand distribution into Northern California.

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

During the nine months ended February 28, 2017, the Company issued an additional 157,480 shares of common stock to satisfy a default notice in the amount of $200,000.

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

Our sales declined approximately $100,000 in the third quarter, compared to the first two quarters, due to the seasonal nature of the beverage industry, a temporary loss of a significant customer and a temporary shortage in the supply of our flagship product from GRAN NEVADA. We expect sales of our flagship product from GRAN NEVADA to resume by May 2017. We currently have a backlog of approximately $200,000.

Production and Distribution

The Company buys prepackaged goods for distribution through various channels. The Company distributes third party brands as well as a proprietary brand named GRAN NEVADA under an exclusive distribution agreement for the U.S.

As of February 2017, Hispanica International Delights of America, Inc. (HISP) distributed over 20 brands mainly through its Energy Source Distribution (ESD) subsidiary as well as sold the GRAN NEVADA beverages to other wholesalers that are primarily ethnic food distributors and mostly located in the Mid-Atlantic region of the U.S.

HISP sells to several distributors and regularly seeks to broaden its distribution channels from its current network of a dozen to over 100 by the end of 2017. The Company has engaged third party sales and marketing brokers in many areas of the country. The Company also intends to sell directly to retailers, including large chain stores.

Intellectual Property

The Company is in the process of securing a trademark for its name and logo. HISP does not have its trademark registered for Hispanica International Delights of America, Inc. as of February 28, 2017

Competition

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

Employees

As of February 28, 2017, the Company has 11 employees. Certain positions are being filled with paid independent contractors or insider owners who do not receive cash compensation but may receive stock compensation. The Company mitigates the need for a production staff by purchasing finished inventory. The Company has contracted with food brokers to represent Gran Nevada to retail stores nationally.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses from inception of approximately $3,212,000, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities.

At February 28, 2017, we had cash on hand of $247,327 and an accumulated deficit of approximately $3,329,000. See “Liquidity and Capital Resources.”

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended February 28, 2017 and 2016, the Company received cash proceeds of $0 and $13,000, respectively, as a result of the Company’s sale of common stock. The Company utilized these funds for operations.

In September 2015, the Company received $75,000, net of $12,500 in financing costs, under the terms of the Secured Convertible Promissory Note. In September 2016, the Company received $665,000, net of $138,000 in financing costs, under the terms of the Securities Purchase Agreements.

CASH FLOW

Our primary source of liquidity has been cash from sales of shares the issuance of a convertible promissory notes and line of credit.

WORKING CAPITAL

As of February 28, 2017 the Company had total current assets of $686,265 and total current liabilities of $1,352,872 resulting in negative working capital of $666,607. As of May 31, 2016, the Company had total current assets of $56,560 and total current liabilities of $80,431 resulting in negative working capital of $23,871.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 COMPARED TO FEBRUARY 29, 2016.

Sales

The acquisition of ESD in July 2016 has allowed us to expand distribution thereby increasing sales by $454,835 and $1,544,451 for the three and nine months ended February 28, 2017, respectively.

Our sales declined approximately $100,000 in the third quarter, compared to the first two quarters, due to the seasonal nature of the beverage industry, a temporary loss of a significant customer and a temporary shortage in the supply of our flagship product from GRAN NEVADA. We expect sales of our flagship product from GRAN NEVADA to resume by May 2017. We currently have a backlog of approximately $200,000.

Gross Profit

The acquisition of ESD has also allowed us to achieve positive gross profit which we anticipate increased profitability once our backlog is significantly reduced.

Operating Expenses

Operating expenses increased by $350,897 and $1,635,031, respectively mainly due to increases in consultancy - share based compensation of $57,700 and $885,751, and professional fees of $60,654 and $256,000 which are not expected to recur at the current levels and salaries of $127,213 and $333,419 which are expected to increase as our business expands.

Other Expense

During the three months and nine months ended February 28, 2017, the Company recorded interest and finance costs of $326,516 and $1,070,394, respectively, as compared to $3,917 and $8,912, respectively, during the three months and nine ended February 29, 2016, and, depreciation and amortization costs of $15,133 during the three months ended February 28, 2017 as compared to $0 during the three months ended February 29, 2016. The increase in interest and financing costs reflects the increased debt incurred by the Company to finance operations. The increase in depreciation and amortization costs reflects the equipment acquired from ESD.

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

As of February 28, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and opera on of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of February 28, 2017, is a result of inadequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As discussed above, we have determined that our disclosure controls are not effective.

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

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.

Date: April 17, 2017	By: /s/ Fernando Oswaldo Leonzo Fernando Oswaldo Leonzo Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

Date: April 17, 2017	By: /s/ Robert Gunther Robert Gunther Chief Operating Officer, and Director (Principal Financial Officer)