Form 10-K
period 2017-05-31
HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
filed 2017-09-01
CIK 1579010

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

_____________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

As of May 31, 2017 (the last day of the registrant’s most recently completed fourth fiscal quarter), the aggregate market value of the registrant’s 18,717,922 shares of common stock held by non-affiliates of the registrant was $1,494,434, (based on its reported last sale price on May 31, 2017 of $0.08 per share).

As of August 18, 2017, there were 19,217,922 shares of the registrant's common stock, par value $0.001, issued and outstanding.

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

PART I

ITEM 1.   BUSINESS

COMPANY OVERVIEW

We are engaged in the distribution of proprietary, licensed and third party food and beverages throughout the United States. HISP has already begun to distribute fruit juices, nectars, snacks, energy drinks and milk based products throughout the United States and we expect to begin to distribute teas, carbonated drinks, dry goods, preserves, frozen foods and bakery products in the near future. Most of the brands we distribute are distributed under a proprietary basis (through distribution agreements and/or exclusive licensing arrangements). Our Gran Nevada™ brands emulates the flavors, tastes, and traditions which have been known for generations among the Hispanic and other ethnic groups and are now becoming part of the American mainstream diet.

Our objective is to grow as rapidly as possible (both organically and via strategic alliances and acquisitions) using the public capital markets for access to capital. The companies and assets sought by us will be those that already have market penetration in the following segments: (1) Food Distribution and Manufacturing; (2) Beverage Brands and (3) Distribution Food Service.

Our management team has over 30 years of combined experience in the Hispanic food and beverage industry. In July 2016, we acquired the company’s first Direct Store Delivery (“DSD”) in an all cash purchase. HISP has new key personnel with previous managerial experience to begin the implementation of increasing our sales to potentially organically and via acquisitions.

Corporate Structure

Hispanica International Delights of America, Inc. was incorporated on April 15, 2013.

In October 2013, we signed a distribution agreement with Gran Nevada Beverage, Inc. (“Gran Nevada”), an entity related through common management. The agreement provides us with the right to sell and distribute Gran Nevada's beverages in the United States with purchase prices at the then applicable wholesale prices charged to Gran Nevada's distributors. The agreement is for an initial term of five years with automatic renewals of successive five year terms unless terminated.  We initiated sales and distribution operations in March 2014.

In July, 2016, we entered into a Stock Purchase and Sale Agreement to acquire all of the issued and outstanding common stock of Energy Sources Distributors, Inc. (“ESD”) from its three founding shareholders. ESD provides wholesale distribution of specialty beverage products from its headquarters in Gilroy, California. The total purchase price for the acquisition was $450,000 in cash. We retained one of the selling founders as General Manager for a term of twelve (12) months pursuant to an employment agreement to manage operations at the ESD facility in Gilroy, California. ESD is now a wholly-owned subsidiary  of the Company.

Effective July 5, 2016, the Company entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Facility”) with TCA Global Credit Master Fund L.P. (“TCA”) for a total amount of $7.5 million. However, as of the execution date of the Credit Facility, only $1.6 million was allocated by TCA to the Company for working capital financing and for any other purpose permitted under the terms of the Credit Facility. Energy Source Distributors, Inc. (“ESD”) is Corporate Guarantor to the Credit Facility. Under the terms of the Credit Facility, the Company paid advisory fees to TCA in the amount of $350,000, through the issuance of 374,332 shares of common stock. On July 5, 2016, the Company borrowed $650,000 from the Credit Facility and used the proceeds to acquire ESD for $450,000; payoff a note payable in the amount of $32,534; $74,466 was used to pay vendors for inventory purchases and $93,000 was paid to TCA for closing fees. The credit facility had a maturity date of January 5, 2017 which was extended for an additional six months. The credit facility requires fees and interest only payments at 12% during the first two months. Principal payments begin in the third month. At the maturity date all unpaid principal and interest is due. During the current quarter the Company issued an additional 157,480 shares of common stock to satisfy a default notice in the amount of $200,000.

On September 9, 2016, the Company announced that it has entered into an exclusive distribution agreement with Plantain Republic, S.A. the maker of the TropicMax brand of plantain chips. The Distribution Agreement gives Hispanica International Delights of America, Inc. the exclusive territories of Northern California.

Sales

The Company currently markets and sells mainstream beverage and food products through its ESD subsidiary, and packaged Hispanic and ethnic beverage and food products. Brands sought by HISP are primarily engaged in the business of developing, manufacturing, marketing and selling unique, premium, nonalcoholic beverages as well as all natural food products that are targeted towards Hispanic and ethnic-neutral consumers.

Production and Distribution

The Company buys prepackaged goods for distribution through various channels. The Company distributes third party brands as well as a proprietary brand named GRAN NEVADA under an exclusive distribution agreement covering the United States. As of August 2017, Hispanica International Delights of America, Inc. (HISP) distributes over 20 brands, mainly through its Energy Source Distribution (ESD) subsidiary, as well as sold the GRAN NEVADA beverages to other wholesalers that are primarily ethnic food distributors and mostly located in the Mid-Atlantic region of the United States. HISP sells to several distributors and regularly seeks to broaden its distribution channels from its current network of a dozen to over 100 by the end of 2017. The Company has engaged third party sales and marketing brokers in many areas of the country. The Company also intends to sell directly to retailers, including large chain stores. Hispanica and its subsidiaries sell to about 2,000 retailers.

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

The packaged beverage market is highly competitive. Competitors in our market compete for brand recognition, ingredient sourcing, qualified personnel, distribution and product shelf space.  As a developing company, a majority of our competitors are more established and better capitalized.  The packaged beverage market is generally dominated by the largest beverage providers. Many of our competitors enjoy significant brand recognition and consumer confidence and are able to readily secure shelf space and media attention for their products. Many of our competitors also have existing relationships with the same distribution channels and retailers through which we sell our products. We intend to compete in the market by offering consumers affordable products that taste better and possess a longer shelf life than most products in the market.

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

The Company has not incurred research and development expenses for new product development.

Employees

The Company currently has 11 full-time employees. Certain positions are being filled with paid independent contractors or insider owners who do not receive cash compensation but may receive stock compensation. The Company mitigates the need for a production staff by purchasing finished inventory. The Company has contracted with food brokers to represent Gran Nevada to retail stores nationally. In certain regions of the United States, we utilize the services of direct sales and distribution companies, which sell our products through their distribution channels. This can mitigate the need for a large sales and merchandising force. The Company also outsources its logistics to third-parties, which can reduce the need for employees in these roles.

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses of $2,980,030 and $400,207 for the years ended May 31, 2017 and 2016, respectively, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities. At May 31, 2017, we had cash on hand of $217,598 and an accumulated deficit of $3,794,579. See “Liquidity and Capital Resources.”

Intellectual Property Protection

The Company is in the process of securing a registered trademark for its name and logo. HISP does not have its trademark registered for Hispanica International Delights of America, Inc. As of the date of this annual report, we do not have any trademarks or copyrights for our intellectual property.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Stamps Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

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

To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirements to provide only two years of audited financial statements, instead of three years.

ITEM 1A.    RISK FACTORS

As a “Smaller Reporting Company”, we are not required to provide this information.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

As a “Smaller Reporting Company”, we are not required to provide this information.

ITEM 2.   PROPERTIES

We maintain our principal office at 575 Lexington Avenue, 4th Floor, New York, NY 10022. Our telephone number at that office is (866) 928-5070. The Company currently leases its offices on a month to month basis from the Company's Chief Operating Officer and stockholder for $750 per month.

Our executive offices are in New York City and we have distribution operations in the New York City Tri-State Region, the Washington, D.C. Metro Area, the Houston Metropolitan Area, and in Los Angeles and the Northern California Region.

In connection with the acquisition of ESD, the Company assumed a lease for approximately 12,000 square feet of warehouse space located in Gilroy, California at a base rent of $5,248 per month. The lease terminates on June 30, 2021.

We believe that our existing facilities are suitable and adequate to meet our current business requirements, but we will require a larger, more permanent space as we add personnel consistent with our business plan. We anticipate we will be able to acquire additional facilities as needed on terms consistent with our current lease(s).  We maintain a website at http://www.hispanicadelights.com/ and the information contained on that website is not deemed to be a part of this annual report.

ITEM 3.  LEGAL PROCEEDINGS

On June 14, 2017, HISP has initiated a lawsuit against TCA Global Credit Master Fund, LP (“TCA”). In the lawsuit, HISP has asserted five claims against TCA: (i) declaratory judgment (for application of Florida law, as opposed to Nevada law); (ii) usury; (iii) violation of the Florida Deceptive and Unfair Trade Practices Act; (iv) breach of contract; and (v) breach of the implied covenant of good faith and fair dealing. Specifically, HISP seeks a declaratory judgment against TCA finding (i) the Nevada choice-of-law clause in the loan documents is invalid and unenforceable; (ii) Florida law applies and governs the loan documents; (iii) the loan documents are illegal, unconscionable, unenforceable, and usurious; (iv) any debt owed and stock issued pursuant to the loan documents should be cancelled and forfeited by TCA, and thus TCA is estopped from collecting such debt and stock; (v) monetary damages should be awarded in an amount according to proof; and (vi) reasonable attorneys’ fees and costs should be awarded.

TCA, not knowing HISP had sued it on June 14, 2017, sued HISP the next day on June 15, 2017. In the lawsuit filed by TCA, TCA has asserted four claims against HISP: (i) amount due on the subject debenture; (ii) amount due on the subject guaranty (only against guarantor Energy Source Distributors, Inc. (“ESD”)); (iii) foreclosure on security; and (iv) breach of the subject securities purchase agreement. TCA seeks monetary damages of $952,323, plus default interest of 25%, attorneys’ fees and costs, and to foreclose on its purported first-priority, perfected security interest on the existing and future assets of HISP (and/or ESD, the guarantor).

On August 7, 2017, HISP voluntarily dismissed without prejudice its lawsuit against TCA and included the claims from its lawsuit as counterclaims in the TCA-filed lawsuit. HISP’s counterclaims against TCA are the same five claims listed above. The style of the remaining, pending lawsuit is TCA Global Credit Master Fund, LP v. Hispanica International Delights of America, Inc., et al., Case No. CACE-17-011122 (08).

There are no other legal or governmental proceedings that are presently pending or, to our knowledge, threatened, to which we are a party.

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

	2017		2016
	High	Low	High	Low
First quarter	$1.50	$0.50	$2.65	$2.50
Second quarter	$1.35	$0.30	$2.69	$2.40
Third quarter	$0.41	$0.15	$2.44	$0.51
Fourth quarter	$0.22	$0.06	$1.20	$0.66

The Company has not declared dividends and does not intend to in the foreseeable future. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

Holders

As of August 18, 2017, there were 19,217,922 shares of Common Stock issued and outstanding held by 256 shareholders of record. As of August 18, 2017, there were 1,200,000 shares of Preferred Stock issued and outstanding held by 4 shareholders of record. Preferred shares are not convertible and do not receive dividends.

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

During the year ended May 31, 2017 the company issued a total of 2,046,421 shares of common stock to 12 investors for services provided to the Company, at prices ranging from $0.12 to $1.27 per share.

In June 2016, the Company issued 18,315 shares of common stock to Typenex Co-Investment LLC at $0.68 per share for repayment of a debt owed by the Company plus interest accrued to the date of repayment.

In July 2016, the Company issued 52,053 shares of common stock to Typenex Co-Investment LLC at $0.29 per share for repayment of a debt owed by the Company plus interest accrued to the date of repayment.

In September 2016, the Company issued 69,404 shares of common stock to Typenex Co-Investment LLC at $0.28 per share for repayment of a debt owed by the Company plus interest accrued to the date of repayment.

In September 2016, the Company issued 200,000 shares of common stock to Chesapeake Group, Inc.at $0.28 per share for repayment of a debt owed by the Company plus interest accrued to the date of repayment.

In February 2017, the Company issued 1,501,258 shares of common stock to Typenex Co-Investment LLC at $0.12 per share for warrants exercised by Typenex Co-Investment LLC.

Each of the foregoing transactions were deemed exempt from the registration requirements of the Securities Act of 1933,as amended, in reliance on the exemption at Section 4(a)(2) and/or Regulation A Rule 506 for transaction not involving a public offering.

In March 2017, 1,790,000 shares of common stock that were issued in September and October of 2016, to seven (7) investors as additional compensation to the convertible debt holders, became effective through an S1 Registration.

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended May 31, 2017 and 2016, the Company received cash proceeds of $0 and $6,000, respectively, as a result of the Company’s sale of common stock. The Company utilized these funds for operations.

In September 2015, the Company received $75,000, net of $12,500 in financing costs, under the terms of the Secured Convertible Promissory Note. In September 2016, the Company received $665,000, net of $138,000 in financing costs, under the terms of the Securities Purchase Agreements.

CASH FLOW

Our primary sources of liquidity have been cash from sales of shares, the issuance of a convertible promissory notes and line of credit. We plan on continuing to raise capital and borrow funds to finance current operations and future growth.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED MAY 31, 2017 COMPARED TO MAY 31, 2016.

Sales

The acquisition of ESD in July 2016 has allowed us to expand distribution thereby increasing sales by $2,264,293 to a total amount of $2,458,037 for the year ended May 31, 2017 as compared to $193,734 for the year ended May 31, 2016.

Gross Profit

The acquisition of ESD has also allowed us to achieve positive gross profit which we anticipate will reach 30% in the near future.

Operating Expenses

Operating expenses increased by $1,944,985 during the year ended May 31, 2017 mainly due to increases in professional fees of $1,225,908 which are not expected to recur at the current levels and salaries of $348,967, which are expected to increase as our business expands.

Other Expense

In March 2017, the Company discontinued an exclusive distribution agreement with a vendor. In accordance with the distribution agreement, the Company received a “Termination Payment”, as define in the amount of $97,731, which was recorded as other income during the year ended May 31, 2017.

During the year ended May 31, 2017, the Company recorded interest and finance costs of $1,418,496, as compared to $35,438 during the year ended May 31, 2016, and, depreciation and amortization costs of $50,133 during the year ended May 31, 2017 as compared to $0 during the year ended May 31, 2016.

The increase in interest and financing costs reflects the increased debt incurred by the Company to finance operations. The increase in depreciation and amortization costs reflects the equipment and intangible assets acquired from ESD.

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

As of May 31, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and opera on of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of May 31, 2017, is a result of inadequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal controls.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Title	Date first appointed
Fernando Oswaldo Leonzo	46	Chief Executive Officer, Chairman and Director	April 15, 2013 (inception)

Robert Gunther	67	Chief Operations Officer, Treasurer, Secretary and Director	April 15, 2013 (inception)

John Romagosa	37	President and Director	October 10, 2014

Dr. Bassam Damaj	49	Director	July 14, 2016

Randy Berholtz	56	Director	January 6, 2017

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

Director, Dr. Bassam Damaj joined the Board of Directors in July 2016 and brings with him the expertise of navigating the public markets. Dr. Bassam Damaj currently serves as President and CEO of Innovus Pharma (OTCQB: INNV). Prior to joining Innovus Dr. Damaj served as President & Chief Executive Officer of Apricus Biosciences, Inc., (NASDAQ: APRI) from December 2009 until November 2012. At Apricus Bio, Dr. Damaj was responsible for the approval of its lead drug, Vitaros, a treatment for erectile dysfunction. Dr. Damaj also signed multimillion dollar partnerships between Apricus Bio and leading pharmaceutical companies such as Abbott, Novartis-Sandoz and Takeda. Before Apricus Bio, Dr. Damaj was a co-founder of Bio-Quant, Inc. and served as the Chief Executive Officer and Chief Scientific Officer and a Director of Bio-Quant's Board of Directors from its inception in June 2000 until its acquisition by Apricus Biosciences in December 2009. In addition, Dr. Damaj was the founder, Chairman, President and Chief Executive Officer of R&D Healthcare, and the co-founder of Celltek Biotechnologies. He also served as a Director of the Board of Directors at CreAgri, Inc. and was a Member of the Scientific Advisory Board of MicroIslet, Inc. He is the author of the Immunological Reagents and Solutions reference book, the inventor of many patents and author of numerous peer reviewed scientific publications. Dr. Damaj won a US Congressional award for the Anthrax Multiplex Diagnostic Test in 2003. Dr. Damaj holds a Ph.D. degree in Immunology/Microbiology from Laval University and completed a postdoctoral fellowship in molecular oncology from McGill University

Randy Berholtz – Director

Mr. Randy Berholtz is our Executive Vice President, Corporate Development and General Counsel. He is also the Secretary of the Company. He was the founding partner of the Sorrento Valley Law Group and is the former Executive Vice President, General Counsel and Secretary of Apricus Biosciences, Inc. (NASDAQ: APRI), a specialty pharmaceutical company. Prior to that time, he was the Vice President, General Counsel and Secretary of ACON Laboratories, Inc., a group of Chinese and US life sciences companies. He has also been the Chief Operating Officer and General Counsel of IngleWood Ventures, L.P., a life sciences venture capital company and the Interim General Counsel and Secretary of Nanogen, Inc. (NASDAQ: NGEN), a genomics tools company. He has also been an attorney with the law firms of Heller Ehrman, LLP, Cooley Godward, LLP, Kirkpatrick & Lockhart, LLP (now K&L Gates) and Cravath, Swaine & Moore. He has a Bachelor of Arts degree from Cornell University, a Master of Arts degree from Oxford University, where he was a Rhodes Scholar, and a Juris Doctor degree from Yale Law School where he was a Senior Editor of The Yale Law Journal and an MBA from the University of San Diego School of Business.

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

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules) for the fiscal year ended May 31, 2017.

Summary Compensation Table for Fiscal Year Ended May 31, 2017

							Non-Equity
					Stock	Option	Incentive Plan	All Other
Name and principal position	Year	Salary	Bonus		Awards	Awards	Compensation	Compensation

Fernando Oswaldo Leonzo	2017	$18,683		$—	$—	$—	$—	$18,000
Chief Executive Officer & Chairman of the Board

Robert Gunther (1) (2)	2017	$—	$		$—	$—	$—	$27,000
Chief Operations Officer, Treasurer, Secretary & Director

John Romagosa (1)	2017	$2,500		$—	$—	$—	$—	$18,000
President & Director

(1) During 2017 Mr. Leonzo, Mr. Gunther and Mr. Romagosa received a travel reimbursement allowance of $18,000.

(2) Rent of $9,000 earned by Mr. Gunther is listed in the table above as “All Other Compensation.” The forms of payment are described in Note 7.

The Summary Compensation Table omits columns for Bonus, Stock Awards, Option Awards, Non-Equity Incentive Plan Compensation as no such amounts were paid to the named executive officers during the fiscal year ended May 31, 2017.

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

Employment Agreements

As a result of our acquisition of EDS, we retained Mr. Jose Castaneda, one of the selling founders, as Sales Manager for a term of twelve (12) months at an annual salary of $58,000, pursuant to an employment agreement to manage operations at the ESD facility in Gilroy, California. The agreement expired in July 2017.

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

Outstanding Equity Awards at Fiscal Year-End

As of May 31, 2017 and 2016, there were no outstanding options or warrants to purchase, or other instruments convertible into, common equity of the Company.

Director Compensation

In September 2015, we issued 500,000 shares of common stock to John Romagosa at $0.25 per share, for services as president of the Company. Also in September 2015, we issued 200,000 shares of Series A preferred stock to John Romagosa at $0.001 per share, for services as president of the Company. John Romagosa, received 60,000 shares in compensation as a non-employee director for serving as such, for serving on committees (if any) of the Board of Directors or for special assignments. Board members are not reimbursed for expenses incurred in connection with attending meetings.  During the years ended May 31, 2017, the company made arrangements to award directors Dr. Bassam Damaj and Randy Berholtz Restrictive Share Units (RSU) at a future date under a Restrictive Share Unit Issuance Program. As of to date the Company has yet to file a registration statement to initiate the RSU program.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of August 18, 2017 by:

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

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership (1)	Percent of class (2)
Common Stock	Fernando Oswaldo Leonzo, Director & Officer	3,800,000	19.8%
	575 Lexington Ave., 4th Fl. New York, NY 10022
Common Stock	Robert Gunther, Director & Officer	900,000	4.7%
	575 Lexington Ave., 4th Fl. New York, NY 10022
Common Stock	John Romagosa, Director & Officer	1,560,000	8.1%
	575 Lexington Ave., 4th Fl. New York, NY 10022
All executive Officer and Directors as a group consisting of 3 individuals		6,260,000	32.6%

The percent of class is based on 19,217,922 shares of common stock issued and outstanding as of August 18, 2017.

(1)	Shares are restricted and fully vested.

(2)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Securities Authorized For Issuance Under Equity Compensation Plans

We have not adopted any Equity Compensation Plans as of May 31, 2017.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

In July 2015, the Company engaged Raich Ende Malter & Co. LLP as its independent registered public accounting firm.

The aggregate fees billed to the Company for services rendered in connection with the years ended May 31, 2017 and 2016 are set forth in the table below:

Fee category	2017	2016
Audit fees (1)	$84,599	$36,030
Audit related fees (2)	4,055	5,087
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$88,654	$41,117

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. Total fees billed by Raich Ende Malter & Co. LLP for the audit of our fiscal year ended May 31, 2017 and 2016 financial statements was $35,000 and $17,500, respectively. Total fees billed by Raich Ende Malter & Co. LLP the review of our quarterly financial statements, and other fees was $49,599 and $18,530 for the fiscal years ended May 31, 2017 and 2016, respectively.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services, including retainers.

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

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

3.1	Articles of Incorporation filed April 15, 2013 (a)
3.2	Certificate of Designation (a)
3.3	By laws (a)
10.1	Distribution Agreement (a)
10.2	Share Exchange Agreement with Just Buns, Inc. dated October 30, 2015 (b)
10.3	Distribution Agreement with Just Buns, Inc. dated October 30, 2015 (b)
10.4	Stock Purchase and Sale Agreement dated March 24, 2016 with Greg Graham, Jose Castaneda and Sunny Sandhu (b)
10.5	Amendment Number One dated June 13, 2016 to Stock Purchase and Sale Agreement (b)
10.6	Senior Secured Revolving Credit Facility Agreement dated July 5, 2016 with TCA Global Credter Master Fund L.P. (b)
31.1	Certification of Chief Executive Officer pursuant to SEC Rules 13a-14a and 15d-14a adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to SEC Rules 13a-14a and 15d-14a adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
99	Form 8K-A (Amendment No. 1) Current Report filed on September 1, 2017 (c)

(*) Filed herewith

_____________________________________

(a) Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed October 15, 2013

(b) Incorporated by reference to the Registrant’s Reports in Form 8-K filed November 4, 2015 and July 8, 2016.

(c) Incorporated by reference to the Registrant’s Form 8K-A filed on September 1, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.

Dated: September 1, 2017	By:	/s/ Fernando Oswaldo Leonzo
Fernando Oswaldo Leonzo Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Fernando Oswaldo Leonzo	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 1, 2017
Fernando Oswaldo Leonzo

/s/Robert Gunther	Chief Operating Officer, Secretary, Treasurer, Director (Principal Financial Officer and Principal Accounting Officer)	September 1, 2017
Robert Gunther

/s/John Romagosa	President and Director	September 1, 2017
John Romagosa

/s/ Bassam Damaj	Director	September 1, 2017
Bassam Damaj

/s/ Randy Berholtz	Director	September 1, 2017
Randy Berholtz

Item 7 - Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

Hispanica International Delights of America, Inc.

New York, NY

We have audited the accompanying consolidated balance sheets of Hispanica International Delights of America, Inc. and Subsidiary (the “Company”) as of May 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended May 31, 2017. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hispanica International Delights of America, Inc. and Subsidiary as of May 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended May 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP
Melville, New York
August 31, 2017

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC. AND SUBSIDIARY
Consolidated Balance Sheets
ASSETS
	May 31,	May 31,
	2017	2016
Current Assets:
Cash and equivalents	$217,598	$27,241
Accounts receivable	160,306	1,692
Prepaid expenses and other current assets	—	14,740
Inventory	293,207	12,887
Total current assets	671,111	56,560
Other Assets:
Equipment, net of accumulated depreciation of $14,508	60,492	—
Customer list, net of accumulated amortization of $35,625	339,375	—
Security deposits	5,245
	$1,076,223	$56,560

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Line of credit	$11,413	$—
Loans payable, net of deferred financing costs of $100,322	278,865	—
Note payable, net of deferred financing costs of $129,208 and $0, respectively	229,506	—
Note payable	—	18,500
Convertible notes payable, net of deferred financing costs of $246,213 and $0, for 2017 and 2016, respectively	556,787	3,000
Accounts payable and accrued expenses	719,193	28,051
Customer advances	—	20,880
Loans payable - stockholder	—	10,000
Total current liabilities	1,795,764	80,431

Convertible note payable, net of deferred financing costs of $0 and $7,735, respectively	—	55,025
Total Liabilities	1,795,764	135,456

Commitments and contingencies

Stockholders' Deficiency:
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized, 1,200,000 shares issued and outstanding	1,200	1,200
Common stock, $0.001 par value; 100,000,000 shares authorized, 18,717,922 and 13,040,471 shares issued and outstanding, respectively	18,717	13,040
Additional paid in capital	3,055,121	721,413
Accumulated deficit	(3,794,579)	(814,549)
	(719,541)	(78,896)
	$1,076,223	$56,560

The accompanying notes are an integral part of these consolidated financial statements.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	For the years ended May 31,
	2017	2016

Sales, net	$2,458,037	$193,734
Cost of goods sold	1,779,678	215,997
Gross profit	678,359	(22,263)

Expenses:
Officers' compensation	21,183	130,200
Salaries and benefits	457,984	—
Repairs and maintenance	63,850	—
Professional fees	386,364	118,256
Consultancy - share based compensation	1,023,625	65,825
Advertising and promotion	23,818	5,021
Travel	97,093	4,029
Rent	67,799	9,697
Depreciation and amortization	50,133	—
Other	145,776	9,478
	2,337,624	342,506

Loss before other income and (expenses)	(1,659,265)	(364,769)

Other income and (expenses)
Vendor settlement	97,731	—
Interest and financing costs	(1,418,496)	(35,438)

Net loss	$(2,980,030)	$(400,207)

Basic and diluted loss per share	$(0.19)	$(0.03)

Basic and diluted weighted average number of shares outstanding	15,877,927	12,723,476

The accompanying notes are an integral part of these consolidated financial statements.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
	Common Stock		Series A Preferred Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Equity (Deficiency)
Balance - June 1, 2015	12,168,905	$12,169	1,000,000	$1,000	$450,641	$(414,342)	$49,468

Issuance of preferred shares for services	—	—	200,000	200	—	—	200
Issuance of common shares to repay note payable	43,266	43	—	—	10,774	—	10,817
Issuance of common shares for cash	148,000	148	—	—	67,853	—	68,001
Issuance of common shares for services	680,300	680	—	—	192,145	—	192,825
Net loss	—	—	—	—	—	(400,207)	(400,207)
Balance - May 31, 2016	13,040,471	13,040	1,200,000	1,200	721,413	(814,549)	(78,896)

Issuance of common shares to repay notes payable	339,772	340	—	—	102,594	—	102,934
Discount on issuance of convertible stock	—	—	—	—	662,826	—	662,826
Issuance of common shares for services	1,888,941	1,889	—	—	1,371,737	—	1,373,626
Issuance of common shares for interest	157,480	158	—	—	199,843	—	200,000
Warrant exercise	1,501,258	1,501	—	—	(1,501)	—	—
Issuance of common shares for convertible debt at par value	1,790,000	1,790	—	—	(1,790)	—	—
Net Loss	—	—	—	—	—	(2,980,030)	(2,980,030)
Balance - May 31, 2017	18,717,922	$18,718	1,200,000	$1,200	$3,055,121	$(3,794,579)	$(719,541)

The accompanying notes are an integral part of these consolidated financial statements.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
	For the years ended May 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(2,980,030)	$(400,207)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	1,023,625	193,025
Depreciation and amortization	50,133	4,765
Amortization of financing costs	1,058,358	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(158,614)	(486)
Inventory	(280,320)	5,992
Prepaid expenses	14,740	260
Increase (decrease) in:
Accounts payable and accrued expenses	691,142	25,150
Customer advances	(20,880)	20,880
Net cash used in operating activities	(361,672)	(150,621)
Cash Flows From Investing Activities
Equipment acquired	(75,000)	—
Customer list acquired	(375,000)	—
Payment of security deposit	(5,245)	—
Net cash used in investing activities	(455,245)	—
Cash Flows From Financing Activities
Proceeds from issuance of common stock	—	68,001
Proceeds from notes payable	645,784	18,500
Repayment of note payable	(309,786)	—
Proceeds of loans payable, net of financing costs	656,276	—
Payment of loans payable	(648,413)	—
Proceeds of convertible notes payable, net of financing costs	665,000	75,000
Repayment of convertible notes payable	(3,000)	(27,740)
Proceeds of line of credit	15,000	—
Payment of line of credit	(3,587)	—
Proceeds from loan payable - stockholder	—	10,000
Payment of loan payable - stockholder	(10,000)	(10,000)
Net cash provided by financing activities	1,007,274	133,761

Net Increase/(Decrease) in Cash and Cash Equivalents	190,357	(16,860)

Cash and Cash Equivalents - beginning	27,241	44,101

Cash and Cash Equivalents - end	$217,598	$27,241

Supplemental Disclosures of cash flow information
Cash paid for:
Interest	$56,691	$8,483

Noncash investing and financing activities:
Conversion of debt to common stock and additional paid in capital	$102,933	$10,817

Common stock and warrants issued for financing costs	$1,012,826

Payments of Loans Payable with proceeds of additional Loans Payable	$137,035

Financing costs deducted from proceeds of Notes Payable	$93,000

The accompanying notes are an integral part of these consolidated financial statements.

Hispanica International Delights of America, Inc. and Subsidiary

Notes to Consolidated Financial Statements

May 31, 2017 and 2016

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

The accompanying consolidated financial statements include the financial statements of Hispanica International Delights of America, Inc. (“HISP”) and its wholly owned subsidiary, Energy Source Distributors Inc., (“ESD”) for 2017 and only HISP for 2016 (collectively , the “Company“). All intercompany balances and transactions have been eliminated in consolidation.

HISP was incorporated in Delaware in April 2013 and acquired ESD during July 2016. The Company currently markets and sells traditional Hispanic and other beverages in New York and California.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

In March 2017, the Company discontinued an exclusive distribution agreement with a vendor. In accordance with the distribution agreement, the Company received a “Termination Payment”, as define in the amount of $97,731, which was recorded as other income during the year ended May 31, 2017.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Net Loss Per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti -dilutive. As of May 31, 2017, warrants, related to the convertible notes payable could be converted into approximately 730,000 shares of common stock, were outstanding.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions as a component of other expense. The Company did not have any unrecognized tax benefits as of May 31, 2017, and does not expect this to change significantly over the next 12 months.

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

Accounts receivable is reported net of an allowance for doubtful accounts, when determined necessary. The allowance is based on management's estimate of the amount of receivables that will actually be collected. As of May 31, 2017 and May 31, 2016, an allowance for doubtful accounts was not necessary.

Inventory

Inventory consists of finished goods and is stated at the lower of cost (first-in, first-out) or market value.

Advertising

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to approximately $23,800 and $5,000 for the years ended May 31, 2017 and 2016, respectively.

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

Sales and Accounts Receivable

During the year ended May 31, 2017, there were no concentrations of sales to customers. There was one customer with an accounts receivable balances of approximately 30% of the Company’s accounts receivable at May 31, 2017.

During the year ended May 31, 2016, sales to three customers accounted for approximately 81% of the Company's net sales or approximately $156,000. There were no customers with significant accounts receivable balances at May 31, 2016.

Note 3 - ACQUISITION OF ESD AND RELATED CREDIT FACILITY

Effective July 7, 2016, pursuant to our objective of rapid growth, the Company acquired all of the net assets of Energy Source Distributors, Inc. by purchasing all of the outstanding shares of common stock for $450,000.

In July 2016, the Company entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Facility”) with TCA Global Credit Master Fund L.P. (“TCA”) for a total amount of $7.5 million. However, as of the execution date of the Credit Facility, only $1.6 million was allocated by TCA to the Company for working capital financing and for any other purpose permitted under the terms of the Credit Facility, see Note 7.

Energy Source Distributors, Inc. (“ESD”) is Corporate Guarantor to the Credit Facility. Under the terms of the Credit Facility, the Company paid advisory fees to TCA in the amount of $350,000, through the issuance of 374,332 shares of common stock. On July 5, 2016, the Company borrowed $650,000 from the Credit Facility and used the proceeds to acquire ESD for $450,000; payoff a note payable in the amount of $32,534; $74,466 was used to pay vendors for inventory purchases and $93,000 was paid to TCA for closing fees. The credit facility has a maturity date of December 27, 2017 which may be extended for an additional six months at the lender’s discretion. The credit facility required fees and interest only payments at 12% during the first two months. Principal payments began in the third month. At the maturity date, all unpaid principal and interest is due. During the year ended May 31, 2017, the Company issued an additional 157,480 shares of common stock to satisfy a default notice in the amount of $200,000, which is reported as a component of interest and financing costs in the consolidated statements of operations.

The following table presents the pro forma condensed consolidated statements of operations for the year ended May 31, 2017

Pro Forma Condensed Consolidated Statements of Operations
For the year ended May 31, 2017
			Pro Forma		Pro Forma
	HISP	ESD	Adjustments	Notes	Combined

Sales, net	$142,236	$2,661,919	$—		$2,804,156
Cost of goods sold	116,667	1,933,120	—		2,049,787
Gross income	25,570	728,799	—		754,369

Selling general and administrative expenses	1,517,823	904,423	2,367	(a)	2,424,613

Net Income/(loss) before other income and expenses	(1,492,254)	(175,624)	—		(1,670,245)

Other income and (expenses)	(1,250,937)	(69,828)	(158,160)	(b)	(1,478,925)

Provision for income taxes	—	—	—		—

Net Income/(loss)	$(2,743,191)	$(245,452)	$(160,527)		$(3,149,170)

Basic and diluted loss per share					$(0.19)

Basic and diluted weighted average number of shares outstanding					15,877,927

For the period ended July 7, 2016 through May 31, 2017 ESD had sales of $2, 315, 800 and a loss of $205,054.

For the year ended May 31, 2016
			Pro Forma		Pro Forma
	HISP	ESD	Adjustments	Notes	Combined

Sales, net	$193,734	$2,775,113	$—		$2,968,847
Cost of goods sold	215,997	2,091,010	—		2,307,007
Gross income	(22,263)	684,103	—		661,840

Selling general and administrative expenses	342,506	555,177	52,500	(a)	950,183

Net income/(loss) before other expenses	(364,769)	128,926	(52,500)		(288,343)

Other income and (expenses)	(35,438)	(1,225)	(158,160)	(b)	(194,823)

Net income/(loss)	$(400,207)	$127,701	$(210,660)		$(483,166)

See accompanying notes to the Pro Forma Condensed Consolidated Financial Information

Notes to the Pro Forma Condensed Consolidated Financial Information

Pro Forma Note 1. — Basis of presentation

The pro forma Condensed Consolidated Statements of Operations for the years ended May 31, 2017 and 2016 effect to the ESD acquisition as if it had occurred on June 1, 2016 and June 1, 2017, respectively.

Pro Forma Note 2 — Purchase price allocation

Effective July 7, 2016, the Company acquired all of the outstanding stock of ESD and certain assets from ESD for total consideration of $450,000.

The pro forma condensed consolidated financial information includes various assumptions, including those related to the purchase price allocation of the assets acquired from ESD based on management’s estimates.

The following table shows the allocation of the purchase price to the acquired assets:

Customer list	$375,000
Equipment	75,000

Total purchase price	$450,000

Pro Forma Note 3 — Pro Forma Adjustments

(a) Reflects the depreciation and amortization of the equipment and customer list above.

(b) Reflects the additional interest expense and finance costs related to the borrowing required for the acquisition of ESD.

Note 4 - LOAN PAYABLE – STOCKHOLDER

In April 2016, a stockholder and officer lent the Company $10,000. The loan bore interest at 18% per annum. The maturity date of the note was July 1, 2016. The loan was repaid on October 17, 2016. Interest expense on the note of $229 was recorded during the year ended May 31, 2017.

Note 5 - NOTES PAYABLE

During the quarter ended November 30, 2016, the Company entered into Convertible Promissory Note Agreements (The “Convertible Notes”) with Seven (7) individuals (“Holders”) pursuant to which they purchased the Company’s unsecured fixed price convertible promissory notes in the aggregate principal amount of $803,000. The Convertible Notes carry interest at the rate of 5% per annum and mature at various dates through November 7, 2017. The Convertible Notes were issued with a 10% original issue discount. As additional consideration for the purchase of the Convertible Notes, the Company will issue an aggregate of 1,730,000 of its common stock to the Holders. During March 2017, the Company issued 1,790,000 shares of its common stock to the Holders.

Pursuant to the convertible notes, the Company issued Common Stock Purchase Warrants (The “Warrants“). The Warrants allow the Holders to purchase up to an aggregate of 730,000 shares of the Company’s Common Stock at an exercise price of $0.85 per share until September 30, 2021.

Also, under the terms of the Convertible Notes, the Company and the Holders entered into a registration rights agreement covering the 1,730,000 shares issued. Pursuant to the terms of the registration rights agreement, the Company has filed a registration statement with the U.S. Securities and Exchange Commission covering up to an aggregate of 6,033,131 shares of the Company’s common stock. The registration became effective on March 29, 2017.

In September 2014, the Company issued a convertible note for the principal amount of $6,000. The note had an original due date of December 31, 2014. In January 2015, the holder signed an amendment that made the note and accrued interest payable on demand. Interest accrued at 10% per annum. The holder had the option of converting the note in whole or in part into the Company's common stock at the rate of $0.25 per share at any time prior to redemption. In October 2015, the Company repaid $3,000 of principal and $651 of interest. In October 2016, the Company repaid the remaining principal of $3,000 and $636 of interest.

In September 2015, the Company issued a convertible note payable (the “Note”) for the principal amount of $87,500, including an original issue discount ("OID") of $7,500 and loan costs of $5,000. The Note is reported net of unamortized OID and loan costs and bears interest at 10%. The note requires payment of unpaid principal and accrued interest upon maturity in August 2017. Unamortized OID and loan costs totaled $7,735 at May 31, 2016. There is a prepayment premium of 125% of the loan balance being paid prior to the maturity date.

Upon an event of default as described in the Note, the Company would incur penalties and fees and the annual interest rate would increase to 22%. Under the terms of the Note, the Note holder has the right, until the outstanding balance has been paid in full, to convert all or any part of the outstanding balance into shares of fully paid and non-assessable common stock, $0.001 par value per shares of the Company (the “Lender Conversion Shares”), as per the following conversion formula: The number of Lender Conversion Shares equals the amount being converted (the "Conversion Amount") divided by the Conversion Price (the “Lender Conversion Price”).

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

In July 2016, the Company entered into an agreement (“Future Sales Proceeds Purchase Agreement”) with Merchant Cash and Capital, LLC d/b/a Bizfi (the “Buyer”). Under the terms of the agreement, the Company received $167,450 of cash proceeds from the Buyer in exchange for a loan payable in the amount of $214,200 secured by future sales proceeds. In January 2017, the Company entered into a second Future Sales Proceeds Purchase Agreement with the Buyer. Under the terms of the second agreement, the Future Sales Proceeds Purchase Agreement entered into in July 2016 was paid in full and the Company received $128,920 of cash proceeds from the Buyer and in exchange for a loan payable in the amount of $281,400 secured by future sales proceeds

The difference between the aggregate of the Future Sales Proceeds Purchase Agreement pay-off and the cash received and the cash to be paid from both future sales proceeds of $131,400 has been recognized as deferred financing costs and is being amortized over the repayment period. This amount has been reflected as a direct reduction of the loan payable in the accompanying consolidated balance sheets. As of May 31, 2017, unamortized financing costs related to this loan were approximately $46,000. The Company is obligated to make payments equal to 10% of future receipts estimated to be approximately 126 payments of $1,340 to the Buyer each business day until the full amount of the future sales proceeds is repaid.

In July 2016, the Company entered into an agreement (“Purchase and Sale Agreement”) with ESBF California LLC (“ESBF”). Under the terms of the agreement, the Company received $197,370 of cash proceeds from ESBF in exchange for a loan payable in the amount of $266,000 secured by future sales proceeds. In March 2017, the Company entered into a second Purchase and Sale Agreement with ESBF. Under the terms of the second agreement, the Purchase and Sale Agreement entered into in July 2016 was paid in full and the Company received $131,370 of cash proceeds from ESBF in exchange for a loan payable in the amount of $266,000 secured by future sales proceeds.

The difference between the aggregate of the Purchase and Sale Agreement pay-off and the cash received and the cash to be paid from future sales proceeds of $146,923 was recognized as capitalized financing costs and is being amortized over the repayment period. This amount has been reflected as a direct reduction of the loan payable in the accompanying consolidated balance sheets. As of May 31, 2017, unamortized financing costs related to this loan were approximately $54,000. The Company is obligated to make payments equal to 15% of future receipts estimated to be approximately 183 payments of $1,152 to ESBF each business day until the full amount of the future sales proceeds is repaid.

Note 6 – LINE OF CREDIT

In April 2017, the Company borrowed $15,000 against a credit line facility which the company entered into with Celtic Bank. The facility allows the Company to borrow up to $35,000. Under the terms of the credit line facility, the Company is obligated to repay the loan with interest in 6 average monthly payments of $2,963. At May 31, 2017, the outstanding balance was $11,413.

Note 7 - COMMITMENTS AND CONTINGENCIES

The Company currently leases its office on a month to month basis from the Company's Chief Operating Officer and stockholder for $750 per month.

In connection with the acquisition of ESD, the Company assumed a lease for approximately 12,000 square feet of warehouse space located in Gilroy, California at a base rent of $5,248 per month. The lease terminates on June 30, 2021. In addition, the Company entered into an employment agreement with a general manager for a period of one year at a cost of $58,000. The employment agreement expired in July 2017.

Future minimum annual lease payments are approximately as follows

For the years ending May 31,
2018	$63,000
2019	63,000
2020	63,000
2021	5,000
$194,000

Rent expense for the years ended May 31, 2017 and 2016 totaled $67,799 and $9,697, respectively.

As of May 31, 2017, the Company is a defendant in a lawsuit with TCA for claims of approximately $950,000 plus interest, and other fees. The Company has filed counter claims against TCA.

As of May 31, 2017, unpaid principal and interest related to the TCA Credit Facility totaled approximately $365,000. Advisory fees totaling $350,000 were recorded as deferred financing costs and $200,000 in interest and financing costs were recognized as a result of a default notice.

The ultimate outcome of these actions cannot be determined. In management’s opinion, settlement of these actions will not have a material adverse effect on the Company’s liquidity or results of operations.

On October 30, 2015, the Company entered into an agreement to acquire a 20% minority equity interest in Just Buns, Inc. in exchange for 20,000 shares to the Company’s common stock. The Company also entered into an exclusive distribution agreement with Just Buns, Inc. to distribute their proprietary Ensaimades sold under the name “Swirly Buns”. As of the date of this filing the Company was unable to finalize these transactions and is no longer pursuing the acquisition or distribution agreement.

Note 8 - INCOME TAXES

The deferred tax asset consists of the following:

	May 31, 2017	May 31, 2016
Net operating loss carryforward	$1,516,000	$326,000
Valuation allowance	(1,516,000)	(326,000)
Deferred tax asset, net	$—	$—

For the years ended May 31, 2017 and 2016, the valuation allowance increased by approximately $1,200,000 and $160,000, respectively.

The deferred tax asset differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

Effective Income Tax Rate Reconciliation
	2017	2016
Federal Rate	34%	34%
State Rate	6%	6%
Valuation Allowance	(40%)	(40%)
Effective income tax rate	0%	0%

As of May 31, 2017, the Company has net operating loss carryforwards of approximately $3,820,000 to reduce future federal and state taxable income through 2037.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examinations.

Note 9 - RELATED PARTY TRANSACTIONS

The Company purchases inventory from a supplier related through common ownership and management. The Chief Executive Officer and chairman of the Company is the supplier's President. In addition, the Chief Financial Officer and Director of the Company has a minority interest in the supplier. The amount of inventory purchased from the supplier during the years ended May 31, 2017 and May 31, 2016 was approximately $0 and $204,000, respectively. As of May 31, 2017 and May 31, 2016, inventory prepayments to this supplier of $-0- and $14,740, respectively, were reported as prepaid expenses in the accompanying consolidated balance sheets. During the year ended May 31, 2017 the Company paid product development consulting fees to this supplier of $7,000. The Company rents office space from its Chief Operations Officer at $750 per month. Included in accounts payable and accrued expenses is $18,000 representing 24 months of rent due.

Note 10 - BASIS OF REPORTING

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $3,795,000, has a working capital deficiency of approximately $1,125,000 and a net capital deficiency of approximately $720,000, which raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and receive additional loans from related parties. The accompanying condensed consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to May 31, 2017, the Company issued 500,000 shares of its common stock for services.