Form 10-Q
period 2017-08-31
HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
filed 2017-10-16
CIK 1579010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2017

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

______________________________________________
(Former Name or Former Address, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the period ended in this report, August 31, 2017 the registrant had 19,283,170 shares of common stock outstanding. As of the date of filing, October 16, 2017 the registrant had 19,283.170 shares of common stock outstanding.

Hispanica International Delights of America, Inc.
Condensed Consolidated Balance Sheets

	August 31,	May 31,
	2017	2017
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$249,834	$217,598
Accounts receivable	153,553	160,306
Inventory	308,070	293,207
Total current assets	711,457	671,111

Other Assets:
Equipment, net of accumulated depreciation of $19,508 and $14,508 at August 31 and May 31, 2017, respectively	55,492	60,492
Customer list, net of accumulated amortization of $43,750 and 35,625 at August 31 and May 31, 2017, respectively	331,250	339,375
Security deposits	5,245	5,245
	$1,103,444	$1,076,223

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Lines of credit	$22,583	$11,413
Loans payable - related party	20,000	-
Loans payable, net of unamortized deferred financing costs of $60,169 and $100,322 at August 31 and May 31, 2017, respectively	163,922	278,865
Note payable, net of unamortized deferred financing costs of $75,833 and $129,208 at August 31 and May 31, 2017, respectively	284,881	229,506
Convertible notes payable, net of unamortized deferred financing costs of $54,634 and $246,213 at August 31 and May 31, 2017, respectively	748,365	556,787
Accounts payable and accrued expenses	1,063,978	719,193
Total Current Liabilities	2,303,729	1,795,764

Commitments and contingencies

Stockholders' Deficiency:
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized, 1,200,000 shares issued and outstanding	1,200	1,200
Common stock, $0.001 par value; 100,000,000 shares authorized, 19,283,170 and 18,717,922 shares issued and outstanding at August 31 and May 31, 2017, respectively	19,282	18,717
Additional paid in capital	3,103,056	3,055,121
Accumulated deficit	(4,323,823)	(3,794,579)
	(1,200,285)	(719,541)
	$1,103,444	$1,076,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hispanica International Delights of America, Inc.
Condensed Consolidated Statements of Operations
(Unaudtied)

	For the three months ended August 31,
	2017	2016

Sales, net	$1,036,044	$649,411
Cost of goods sold	818,526	501,257
Gross profit	217,518	148,154

Expenses:
Officers' compensation	9,493	3,750
Salaries and benefits	128,363	63,340
Repairs and maintenance	25,452	4,210
Professional fees	91,731	259,712
Consultancy - share based compensation	48,500	336,176
Advertising and promotion	1,333	759
Travel	18,929	24,971
Rent	11,363	13,064
Depreciation and amortization	13,125	10,000
Other	63,440	17,772
	411,729	733,754

Loss before other income and expenses	(194,211)	(585,600)

Other income and expenses
Interest and financing costs	(335,033)	(441,659)

Net loss	$(529,244)	$(1,027,259)

Basic and diluted loss per share	$(0.03)	$(0.07)

Basic and diluted weighted average number of shares outstanding	18,925,515	13,710,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hispanica International Delights of America, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the three months ended August 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(529,244)	$(1,027,259)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	48,500	656,676
Depreciation and amortization	13,125	10,000
Interest and financing costs	287,105	169,152
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	6,753	(262,661)
Inventory	(14,863)	(237,186)
Prepaid expenses and other current assets	-	14,740
Increase (decrease) in:
Accounts payable and accrued expenses	344,785	396,172
Customer advances	-	(20,880)
	156,161	(301,246)

Cash Flows From Investing Activities
Equipment acquired	-	(75,000)
Customer list acquired	-	(375,000)
	-	(450,000)

Cash Flows From Financing Activities
Repayment of note payable	-	(18,500)
Proceeds from loans payable, net of financing costs	-	364,820
Repayment of loans payable	(155,095)	(49,450)
Repayment of convertible notes payable	-	(14,082)
Proceeds from lines of credit, net of financing costs	25,088	557,000
Payment of line of credit	(13,918)
Proceeds from loan payable - related party	20,000	-
	(123,925)	839,788

Net Increase in Cash and Cash Equivalents	32,236	88,542

Cash and Cash Equivalents - beginning	217,598	27,241

Cash and Cash Equivalents - end	$249,834	$115,783

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$-	$36,374

Noncash investing and financing activities:
Conversion of debt to common stock and additional paid in capital	$-	$27,500

Common stock and warrants issued for financing costs	$-	$350,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

August 31, 2017

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying condensed financial statements should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Form 10-K as of May 31, 2017. Interim results are not necessarily indicative of the results of a full year.

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

August 31, 2017

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti -dilutive. As of August 31, 2017, the convertible notes payable and Warrants, which could be converted into approximately 730,000 shares of common stock, were outstanding.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of August 31, 2017, and does not expect this to change significantly over the next 12 months.

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

August 31, 2017

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

Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management's estimate of the amount of receivables that will actually be collected. As of August 31, 2017 and May 31, 2017, an allowance for doubtful accounts was not necessary.

Inventory

Inventory consists of finished goods and raw material which are stated at the lower of cost (first-in, first-out) or market value.

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

August 31, 2017

The following table presents the unaudited pro forma condensed consolidated statements of operations for the three months ended August 31, 2016:

Unaudited Pro Forma Condensed Consolidated Statements of Operations
For the three months ended August 31, 2016

			Pro Forma	Pro Forma
	HISP	ESD	Adjustments	Combined

Product sales, net	$111,004	$884,526	$-	$995,530
Cost of goods sold	81,089	690,277	-	771,366
Gross income	29,915	194,249	-	224,164

Selling general and administrative expenses	628,435	156,595	-	785,030

Net Income/(loss) before other income and expenses	(598,520)	37,654	-	(560,866)

Other income and (expenses)	(415,342)	(59,664)	-	(475,006)

Provision for taxes	-	-	-	-
Utilization of NOL carryforward

Net Income/(loss)	$(1,013,862)	$(22,010)	$-	$(1,035,874)

See accompanying notes to the Unaudited Pro Forma Condensed Consolidated Financial Information

Hispanica International Delights of America, Inc.

Notes to the Unaudited Pro Forma Condensed Consolidated Financial Information

August 31, 2017

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

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

August 31, 2017

The following table shows the allocation of the purchase price to the acquired assets:

Customer list	$375,000
Property, plant and equipment	75,000
Total purchase price	$450,000

The estimated useful life of the customer list is ten (10) years. Amortization expense of $9,375 and $6,250 was recorded during the three months ended August 31, 2017 and 2016, respectively.

The estimated useful life of the property, plant and equipment is five (5) years. Depreciation expense of $3,750 and $3,750 was recorded during the three months ended August 31, 2017 and 2016, respectively.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

August 31, 2017

NOTE 3. NOTES PAYABLE

In June 2017, the Company borrowed $20,000 from a related party. The loan matures in October and accrues interest at 15% per annum. During the three months ended August 31, 2017, the Company recorded interest expense of $666.

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

Also, under the terms of the Convertible Notes, the Company and the Holders entered into a Registration Rights Agreement covering the 1,730,000 shares issued. Under the Registration Rights Agreement, the Company is required to file a registration statement with the U.S. Securities and Exchange Commission covering up to an aggregate of 6,033,131 shares within 45 days of the sale and receipt by the Company of an aggregate of $803,000 of Convertible Notes. The registration became effective on March 29, 2017.

Interest expense on the Convertible Notes of $10,120 was recorded during the three months ended August 31, 2017.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

August 31, 2017

NOTE 3. NOTES PAYABLE (Continued)

In July 2016, the Company entered into an agreement (“Future Sales Proceeds Purchase Agreement”) with Merchant Cash and Capital, LLC d/b/a Bizfi (the “Buyer”). Under the terms of the agreement, the Company received $167,450 of cash proceeds from the Buyer in exchange for a loan payable in the amount of $214,200 secured by future sales proceeds. In January 2017, the Company entered into a second Future Sales Proceeds Purchase Agreement with the Buyer. Under the terms of the second agreement, the Future Sales Proceeds Purchase Agreement entered into in July 2016 was paid in full and the Company received $128,920 of cash proceeds from the Buyer and in exchange for a loan payable in the amount of $281,400 secured by future sales proceeds

The difference between the aggregate of the Future Sales Proceeds Purchase Agreement pay-off and the cash received and the cash to be paid from both future sales proceeds of $131,400 has been recognized as capitalized financing costs and is being amortized over the repayment period. This amount has been reflected as a direct reduction of the loan payable in the accompanying consolidated balance sheets. As of August 31, 2017, unamortized financing costs related to this loan were approximately $23,000. The Company is obligated to make payments equal to 10% of future receipts estimated to be approximately 67 payments of $1,340 to the Buyer each business day until the full amount of the future sales proceeds is repaid.

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

The difference between the aggregate of the Purchase and Sale Agreement pay-off and the cash received and the cash to be paid from future sales proceeds of $146,923 was recognized as capitalized financing costs and is being amortized over the repayment period. This amount has been reflected as a direct reduction of the loan payable in the accompanying consolidated balance sheets. As of August 31, 2017, unamortized financing costs related to this loan were approximately $37,000. The Company is obligated to make payments equal to 15% of future receipts estimated to be approximately 117 payments of $1,152 to ESBF each business day until the full amount of the future sales proceeds is repaid.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

August 31, 2017

NOTE 4. LINES OF CREDIT

In April 2017, the Company borrowed $15,000 against a credit line facility with a small business lender. The facility allows the Company to borrow up to $35,000 and bears interest at 94% per annum. In June 2017, the Company borrowed an additional $7,500. At August 31, 2017, the outstanding balance was $14,669.

In July 2017, the Company borrowed $12,300 against a credit line facility with a small business lender. The facility requires weekly payments of principal and interest. The principal amount is based on the outstanding balance and the weekly interest amount is 1.1% of the outstanding balance. During the three months ended August 31, 2017, the Company repaid $4,400 of the outstanding principal balance and fees of $1,500. At August 31, 2017, the outstanding balance was $7,914.

NOTE 5. COMMITMENTS AND CONTINGENCIES

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

Rent expense for the three months ended August 31, 2017 and 2016, totaled $11,363 and $13,064, respectively.

As of August 31, 2017, the Company is a defendant in a lawsuit with TCA for claims of approximately $950,000 plus interest, and other fees. The Company has filed counter claims against TCA.

As of August 31, 2017, unpaid principal and interest related to the TCA Credit Facility totaled approximately $380,000. Advisory fees totaling $350,000 were recorded as deferred financing costs and $200,000 in interest and financing costs were recognized as a result of a default notice.

The ultimate outcome of these actions cannot be determined. In management’s opinion, settlement of these actions will not have a material adverse effect on the Company’s liquidity or combined results of operations.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

August 31, 2017

NOTE 6. INCOME TAXES

The deferred tax asset consists of the following:

	August 31, 2017	May 31, 2017
Net operating loss carryforward	$1,125,000	$932,000
Stock based compensation	603,000	584,000
Valuation allowance	(1,728,000)	(1,516,000)
Deferred tax asset, net	$-	$-

As of August 31, 2017, the Company has net operating loss carryforwards of approximately $2,812,000 to reduce future federal and state taxable income through 2037.

The income tax benefit differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

Effective Income Tax Rate Reconciliation
	2017	2016
Federal Rate	34%	34%
State Rate	6%	6%
Valuation Allowance	(40)%	(40)%
Effective income tax rate	0%	0%

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examinations.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

August 31, 2017

NOTE 7. RELATED PARTY TRANSACTIONS

The Company purchases inventory from a supplier related through common ownership and management. The Chief Executive Officer and chairman of the Company is the supplier's President. In addition, the Chief Financial Officer and Director of the Company has a minority interest in the supplier. The amount of inventory purchased from the supplier during the three months ended August 31, 2017 and 2016, respectively, was approximately $0 and $12,817. The Company rents office space from its Chief Operations Officer at $750 per month. Included in accounts payable and accrued expenses is $20,250 representing 27 months of rent due.

NOTE 8. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $4,320,000, has a working capital deficiency of approximately $1,590,000 and a stockholders’ deficiency of approximately $1,200,000 as of August 31, 2017. Management believes these conditions raise substantial doubt about the Company's ability to continue as a going concern for the twelve months following the date the condensed consolidated financial statements are issued. Management intends to finance operations over the next twelve months through borrowings, including borrowings from agreements entered into subsequent to August 31, 2017. See Note 9.

NOTE 9. SUBSEQUENT EVENTS

On September 20, 2017 the Company entered into agreements, pursuant to which the Company intends to retire certain convertible promissory notes (the “Old Notes”) in the amount of $461,156 due to an existing shareholder (the “shareholder Note”) beneficially owning 1.1 million shares of the Company’s common stock (the “Shares”), and $172,888 of Old Notes being owed to an additional holder. The existing shareholder and the additional holder are proposed to be paid using proceeds from the issuance a new note and a revolving credit note. In connection with the payment of the Shareholder Note, the Company has agreed to pay the Shareholder $525,000 in consideration for the Shareholder’s agreement to cancel the Shares

On September 23, 2017, the Company entered into a common stock purchase agreement (“Agreement”), subject to the satisfaction of certain customary and other closing conditions, to purchase 100% of the common stock of Giant Beverage, Inc. (“GBI”) for the payment of $600,000 and the issuance to Sellers of 1,455,000 shares of the Company’s common stock priced at $0.20 a share for total consideration of $291,000; provided, however, the number of shares issuable to Sellers shall increase in the event the Company’s shares are trading below $0.20 one year from the date of issuance, in which case the Sellers shall be issued an additional 485,000 shares (together, the “Purchase Price”). The Purchase Price is subject to certain adjustments based on GBI’s working capital at closing, among other factors.

On September 26, 2017, the Company entered into a note purchase agreement (“NPA”), pursuant to which the Company intends to issue a 7% secured promissory note (“SPN”) in the principal amount of $650,000. Under the terms of the NPA, the Company paid a consulting fee of $65,000. As additional consideration for the issuance of the SPN, the NPA provides for the company to issue of 1,500,000 restricted shares of the Company’s Common Stock. The SPN is secured by a continuing security interest in substantially all assets of the Company.

Also on September 26, 2017, the Company entered into a revolving credit note (the “Revolver”), providing for maximum borrowings of up to $750,000. Amounts due and owing under the terms of the Revolver are convertible, at the option of the holder, into that number of shares of the Company’s Common Stock equal to the principal and accrued interest due under the terms of the Revolver on the date of conversion divided by $1.50.

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

In July 2016, the Company entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Facility”) with TCA Global Credit Master Fund L.P. (“TCA”) for a total amount of $7.5 million. However, as of the execution date of the Credit Facility, only $1.6 million was allocated by TCA to the Company for working capital financing and for any other purpose permitted under the terms of the Credit Facility. Energy Source Distributors, Inc. (“ESD”) is Corporate Guarantor to the Credit Facility. Under the terms of the Credit Facility, the Company paid advisory fees to TCA in the amount of $350,000, through the issuance of 374,332 shares of common stock. On July 5, 2016 the Company borrowed $650,000 from the Credit Facility and used the proceeds to acquire ESD for $450,000; payoff a note payable in the amount of $32,534; $74,466 was used to pay vendors for inventory purchases and $93,000 was paid to TCA for closing fees. The credit facility has a maturity date of December 27, 2017 which may be extended for an additional six months at the lender’s discretion. The credit facility requires fees and interest only payments at 12% during the first two months. Principal payments begin in the third month. At the maturity date all unpaid principal and interest is due. During the year ended May 31, 2017, the Company issued 157,480 shares of common stock to satisfy a default notice in the amount of $200,000.

On September 9, 2016, the Company announced that it has entered into an exclusive distribution agreement with Plantain Republic, S.A. the maker of the TropicMax brand of plantain chips. The Distribution Agreement gives Hispanica International Delights of America, Inc. the exclusive territories of Northern California.

On September 23, 2017, the Company entered into a Common Stock Purchase Agreement (“Agreement”), subject to the satisfaction of certain customary and other closing conditions, to purchase 100% of the common stock of Giant Beverage, Inc. (“GBI”) for the payment of $600,000 and the issuance to Sellers of 1,455,000 shares of the Company’s common stock priced at $0.20 a share for total consideration of $291,000; provided, however, the number of shares issuable to Sellers shall increase in the event the Company’s shares are trading below $0.20 one year from the date of issuance, in which case the Sellers shall be issued an additional 485,000 shares (together, the “Purchase Price”). The Purchase Price is subject to certain adjustments based on GBI’s working capital at closing, among other factors.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses from inception of approximately $4,324,000, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities.

At August 31, 2017, we had cash on hand of $250,000 and an accumulated deficit of approximately $4,324,000. See “Liquidity and Capital Resources.”

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

WORKING CAPITAL

As of August 31, 2017 the Company had total current assets of $717,000 and total current liabilities of $2,304,000 resulting in negative working capital of $1,587,000.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2017 COMPARED TO AUGUST 31, 2016.

Sales

The acquisition of ESD in July 2016 has allowed us to expand distribution. Sales increased during the three months ended August 31, 2017 by $387,000 to a total amount of $1,036,000 as compared to $649,000 for the three months ended August 31, 2016.

The acquisition of ESD in July 2016 has allowed us to expand distribution. Sales through our ESD channel increased by $196,000 during the three months ended August 31, 2017 as compared to the three months ended August 31, 2016. Sales through our HISP channel increased by $191,000 during the three months ended August 31, 2017 as compared to the three months ended August 31, 2016.

Gross Profit

The acquisition of ESD has also allowed us to achieve positive gross profit. Gross profit during the three months ended August 31, 2017 decreased to 21% as compared to 23% for the three months ended August 31, 2016 as a result of changes in the product mix of sales during the respective periods.

Operating Expenses

Operating expenses decreased by $385,000 during the three months ended August 31, 2017 as compared to the three months ended August 31, 2016, mainly due to decreases in professional fees of $456,000, which was partially offset by increases in salaries of $71,000, which are expected to increase as our business expands.

Other Expense

During the three months ended August 31, 2017, the Company recorded interest and finance costs of $335,000, as compared to $442,000 during the three months ended August 31, 2016, and, depreciation and amortization costs of $13,125 during the three months ended August 31, 2017 as compared to $10,000 during the three months ended August 31, 2016. The decrease in interest and financing costs primarily result from decreases in deferred financing cost balances that were incurred by the Company to finance operations. The increase in depreciation and amortization costs reflects the equipment acquired from ESD.

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

As of August 31, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and opera on of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of August 31, 2017, is a result of inadequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal controls.

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

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of the registration statement or`prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.

Date: October 16, 2017	By:	/s/ Fernando Oswaldo Leonzo
Fernando Oswaldo Leonzo
Chief Executive Officer, and Chairman of the Board
(Principal Executive Officer)

Date: October 16, 2017	By:	/s/ Robert Gunther
Robert Gunther
Chief Operating Officer, and Director
(Principal Financial Officer)

