Form 10-Q
period 2017-11-30
HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.
filed 2018-01-16
CIK 1579010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the period ended in this report, November 30, 2017 the registrant had 21,250,412 shares of common stock outstanding. As of the date of filing, January 16, 2018 the registrant had 21,250,412 shares of common stock outstanding.

Hispanica International Delights of America, Inc.
Condensed Consolidated Balance Sheets
ASSETS
	November 30,	May 31,
	2017	2017
Current Assets:	(Unaudited)
Cash and cash equivalents	$185,337	$217,598
Accounts receivable	193,650	160,306
Inventory	409,720	293,207
Total current assets	788,707	671,111

Other Assets:
Equipment, net of accumulated depreciation of $23,558 and $14,508, as of November 30 and May 31, 2017 respectively	51,742	60,492
Customer list, net of accumulated amortization of $57,187 and $35,625, as of November 30 and May 31, 2017 respectively	512,813	339,375
Security deposits	5,245	5,245
Total other assets	569,800	405,112
	$1,358,507	$1,076,223

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Lines of credit, net of unamortized deferred financing costs of $1,663 and $0, as of November 30 and May 31, 2017 respectively	$22,384	$11,413
Loans payable, net of unamortized deferred financing costs of $20,017 and $100,322, as of November 30 and May 31, 2017 respectively	46,147	278,865
Note payable, net of unamortized deferred financing costs of $18,458 and $129,208, as of November 30 and May 31, 2017 respectively	340,256	229,506
Convertible notes payable, net of unamortized deferred financing costs of $16,667 and $246,213, as of November 30 and May 31, 2017 respectively	201,333	556,787
Accounts payable and accrued expenses	1,297,402	719,193
Loans payable - related party	110,600	—
Total current liabilities	2,018,122	1,795,764

Other Liabilities
Note payable, net of unamortized deferred financing costs of $742,706 and $0, as of November 30 and May 31, 2017 respectively	82,294	—

Commitments and contingencies

Stockholders' Deficiency:
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized,
1,200,000 shares issued and outstanding	1,200	1,200
Common stock, $0.001 par value; 100,000,000 shares authorized,
21,250,412 and 18,717,922 shares issued and outstanding, respectively	21,250	18,717
Additional paid in capital	3,988,215	3,055,121
Accumulated deficit	(4,752,574)	(3,794,579)
	(741,909)	(719,541)

	$1,358,507	$1,076,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hispanica International Delights of America, Inc.
Condensed Consolidated Statements of Operations
(Unaudtied)

	For the three months ended November 30,		For the six months ended November 30,
	2017	2016	2017	2016

Sales, net	$718,057	$608,039	$1,754,101	$1,257,450
Cost of goods sold	541,198	390,103	1,359,724	891,360
Gross profit	176,859	217,936	394,377	366,090

Expenses:
Officers' compensation	18,831	2,500	28,324	6,250
Salaries and benefits	125,760	142,866	254,123	206,206
Repairs and maintenance	22,864	18,416	48,316	22,626
Professional fees	79,830	25,111	171,561	284,823
Consultancy - share based compensation	6,000	532,675	54,500	868,851
Advertising and promotion	14,777	4,324	16,110	5,083
Travel	18,009	26,086	36,938	51,057
Rent	18,899	18,294	30,262	31,358
Depreciation and amortization	17,187	11,875	30,312	21,875
Other	35,295	36,843	98,735	54,615

	357,452	818,990	769,181	1,552,744

Loss before other expenses	(180,593)	(601,054)	(374,804)	(1,186,654)

Other (expenses)
Interest and financing costs	(248,158)	(302,220)	(583,191)	(743,879)

Net loss	$(428,751)	$(903,274)	$(957,995)	$(1,930,533)

Basic and diluted loss per common share	$(0.02)	$(0.06)	$(0.05)	$(0.13)

Basic and diluted weighted average number
of common shares outstanding	19,947,265	14,843,462	19,433,598	14,632,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hispanica International Delights of America, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the six months ended November 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(957,995)	$(1,930,533)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Stock based compensation	54,500	1,204,850
Depreciation and amortization	30,312	21,875
Amortization of financing costs	509,418	370,856
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(20,320)	(161,265)
Inventory	(75,948)	(330,147)
Prepaid expenses and other current assets	—	9,495
Increase (decrease) in:
Accounts payable and accrued expenses	561,865	338,491
Customer advances	—	(20,880)
	101,832	(497,258)
Cash Flows From Investing Activities
Cash acquired in acquisition	1,355	—
Equipment acquired	—	(75,000)
Customer list acquired	—	(375,000)
	1,355	(450,000)
Cash Flows From Financing Activities
Repayment of note payable	—	(18,500)
Proceeds from loans payable, net of financing costs	—	364,820
Repayment of loans payable	(313,023)	(156,204)
Repayment of convertible notes payable	(605,000)	(8,000)
Proceeds from lines of credit, net of financing costs	53,438	557,000
Repayment of lines of credit	(44,657)	(81,165)
Proceeds from convertible notes payable - net of financing costs	10,638	665,000
Proceeds from loan payable - related party	20,000	—
Repayment of loan payable - related party	(18,000)	(10,000)
Proceeds from loans payable, net of financing costs	825,000	—
Purchase of treasury stock	(63,844)	—
	(135,448)	1,312,951

Net Increase (Decrease) in Cash and Cash Equivalents	(32,261)	365,693

Cash and Cash Equivalents - beginning	217,598	27,241

Cash and Cash Equivalents - end	$185,337	$392,934

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$29,903	$36,374

Noncash investing and financing activities:
Conversion of debt to common stock and additional paid in capital	$—	$102,933

Common stock issued for financing costs	$819,971	$—

Common stock and warrants issued for financing costs	$—	$796,463

Common stock issued for acquisition	$125,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2017

(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying condensed consolidated financial statements include the financial statements of Hispanica International Delights of America, Inc. (“HISP”) and its wholly owned subsidiaries, Energy Source Distributors Inc., (“ESD”), and, Victoria’s Kitchen, Inc., (“VK”), (collectively, the “Company“). All intercompany balances and transactions have been eliminated in consolidation.

HISP was incorporated in Delaware in April 2013 and acquired ESD during July 2016. VK was acquired on October 19, 2017. The Company currently markets and sells traditional Hispanic beverages and ethnic food packaged products and will license and/or acquire existing brands and distributors of Hispanic products.

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-K as of May 31, 2017. Interim results are not necessarily indicative of the results of a full year.

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

November 30, 2017

(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As of November 30, 2017 and 2016, the convertible notes payable and warrants, which could be converted into approximately 730,000 and 1,753,000 shares of common stock, respectively, were outstanding.

Common Stock

As of November 30, 2017, the Company had 100,000,000 shares of common stock, par value of $.001, authorized and 21,250,412 issued and outstanding.

Certain shares of common stock have been issued with time limit restrictions attached.

Income Taxes

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of November 30, 2017, and does not expect this to change significantly over the next 12 months.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all share-based compensation payments to be recognized in the consolidated financial statements based on the fair value on the issuance date.

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

November 30, 2017

(Unaudited)

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

Accounts receivable is reported net of an allowance for doubtful accounts. The allowance is based on management's estimate of the amount of receivables that will actually be collected. As of November 30, 2017 and May 31, 2017, an allowance for doubtful accounts was not necessary.

Inventory

Inventory consists of finished goods and raw materials which are stated at the lower of cost (first-in, first-out) or market value.

Recent Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 2. ACQUISITIONS

Effective October 19, 2017, the Company acquired 100% of the outstanding membership interests of Victoria’s Kitchen, LLC (“VK”), for 312,500 restricted shares of the Company’s common stock at a price of $0.40 per share for a total stock purchase price of $125,000.

At October 19, 2017, the fair value of the assets acquired and liabilities assumed from VK were as follows:

Cash	$1,355
Accounts receivable	13,024
Inventory and work in process	40,564
Accounts payable	(16,343)
Notes payable	(108,600)
Customer list	195,000
Purchase price	$125,000

The estimated useful life of the customer list is ten (10) years. Amortization expense of $4,063 and $0 was recorded during the six months ended November 30, 2017 and 2016, respectively.

Effective July 7, 2016, the Company acquired all of the net assets of Energy Source Distributors, Inc. (“ESD”) by purchasing all of the outstanding shares of common stock for $450,000.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2017

(Unaudited)

The following table presents the unaudited pro forma condensed consolidated statements of operations for the six months ended November 30, 2016:

Unaudited Pro Forma Condensed Consolidated Statements of Operations
For the six months ended November 30, 2016

			Pro Forma		Pro Forma
	HISP	ESD	Adjustments	Notes	Combined

Product sales, net	$119,575	$1,483,994	$—		$1,603,569
Cost of goods sold	97,680	1,063,789	—		1,161,469
Gross profit	21,895	420,205	—		442,100

Selling general and administrative expenses	1,219,798	417,569	—		1,637,367

Net Income/(loss) before other expenses	(1,197,903)	2,636	—		(1,195,267)

Other (expenses)	(680,206)	(63,673)	—		(743,879)

Net (Loss)	$(1,878,109)	$(61,037)	$—		$(1,939,146)

See accompanying notes to the Unaudited Pro Forma Condensed Consolidated Financial Information

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2017

(Unaudited)

Hispanica International Delights of America, Inc.

Notes to the Unaudited Pro Forma Condensed Consolidated Financial Information

November 30, 2016

(Unaudited)

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

The estimated useful life of the customer list is ten (10) years. Amortization expense of $18,750 and $15,625 was recorded during the six months ended November 30, 2017 and 2016, respectively.

The estimated useful life of the equipment is five (5) years. Depreciation expense of $7,500 and $6,250 was recorded during the six months ended November 30, 2017 and 2016, respectively.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2017

(Unaudited)

NOTE 3. LOANS AND NOTES PAYABLE

In July 2016, the Company entered into an agreement (“Future Sales Proceeds Purchase Agreement”) with Merchant Cash and Capital, LLC d/b/a Bizfi (the “Buyer”). Under the terms of the agreement, the Company received $167,450 of cash proceeds from the Buyer in exchange for a loan payable in the amount of $214,200 secured by future sales proceeds. In January 2017, the Company entered into a second Future Sales Proceeds Purchase Agreement with the Buyer. Under the terms of the second agreement, the Future Sales Proceeds Purchase Agreement entered into in July 2016 was paid in full and the Company received $128,920 of cash proceeds from the Buyer and in exchange for a loan payable in the amount of $281,400 secured by future sales proceeds

The difference between the aggregate of the Future Sales Proceeds Purchase Agreement pay-off and the cash received and the cash to be paid from both future sales proceeds of $131,400 has been recognized as capitalized financing costs and is being amortized over the repayment period. This amount has been reflected as a direct reduction of the loan payable in the accompanying consolidated balance sheets. As of November 30, 2017, capitalized financing costs related to this loan were fully amortized. The Company is obligated to make payments equal to 10% of future receipts estimated to be approximately 5 payments of $1,340 to the Buyer each business day until the full amount of the future sales proceeds is repaid.

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

The difference between the aggregate of the Purchase and Sale Agreement pay-off and the cash received and the cash to be paid from future sales proceeds of $146,923 was recognized as capitalized financing costs and is being amortized over the repayment period. This amount has been reflected as a direct reduction of the loan payable in the accompanying consolidated balance sheets. As of November 30, 2017, unamortized financing costs related to this loan were approximately $20,000. The Company is obligated to make payments equal to 15% of future receipts estimated to be approximately 52 payments of $1,152 to ESBF each business day until the full amount of the future sales proceeds is repaid.

In July 2016, the Company entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Facility”) with TCA Global Credit Master Fund L.P. (“TCA”) for a total amount of $7.5 million. ESD is Corporate Guarantor to the Credit Facility. Under the terms of the Credit Facility, the Company paid advisory fees to TCA in the amount of $350,000, through the issuance of 374,332 shares of common stock. On July 5, 2016, the Company borrowed $650,000 from the Credit Facility and used the proceeds to acquire ESD for $450,000; payoff a note payable in the amount of $32,534; $74,466 was used to pay vendors for inventory purchases and $93,000 was paid to TCA for closing fees. The credit facility had a maturity date of December 27, 2017 which may be extended for an additional six months at the lender’s discretion (see note 5). The credit facility required fees and interest only payments at 12% during the first two months. Principal payments began in the third month. At the maturity date, all unpaid principal and interest is due. The advisory fees and closing fees totaling 443,000 were recognized as deferred financing costs. as of November 30, 2017, the outstanding balance is 396,717 including unpaid interest of 38,003 which is included in accounts payable and accrued expenses.

During the quarter ended November 30, 2016, the Company entered into Convertible Promissory Note Agreements (The “Convertible Notes”) with seven (7) individuals (“Holders”) pursuant to which they purchased the Company’s unsecured fixed price convertible promissory notes in the aggregate principal amount of $803,000. The Convertible Notes carry interest at the rate of 5% per annum and mature at various dates through November 7, 2017. The Convertible Notes were issued with a 10% original issue discount. As additional consideration for the purchase of the Convertible Notes, the Company issued an aggregate of 1,730,000 of its common stock to the Holders, during March 2017.

Pursuant to the convertible notes, the Company issued Common Stock Purchase Warrants (The “Warrants“). The Warrants allow the Holders to purchase up to an aggregate of 730,000 shares of the Company’s Common Stock at an exercise price of $0.85 per share until September 30, 2021.

Also, under the terms the Convertible Notes, the Company and the Holders entered into a Registration Rights Agreement covering the 1,730,000 shares issued. Under the Registration Rights Agreement, the Company is required to file a registration statement with the U.S. Securities and Exchange Commission covering up to an aggregate of 6,033,131 shares within 45 days of the sale and receipt by the Company of an aggregate of $803,000 of Convertible Notes. The registration became effective on March 29, 2017.

On September 20, 2017 and upon maturity, the Company repaid one Convertible Note Holder the principal amount of $440,000 and, accrued interest in the amount of $21,156. In addition, the Company purchased 1,100,000 shares of treasury stock from the Holder for $63,844 and subsequently the shares were cancelled.

In June 2017, the Company borrowed $20,000 from a related party. The loan matured in October 2017 and accrued interest at 15% per annum. On October 17, 2017, the Company repaid $18,000 of the note. During the six months ended November 30, 2017, the Company recorded interest expense of $1,089. As of November 30, 2017, the unpaid balance is $2,000.

In September 2017, the Company entered into a note purchase agreement (“NPA”), pursuant to which the Company issued a 7% secured promissory note (“SPN”) in the principal amount of $650,000, which matures on March 25, 2019. As additional consideration for the issuance of the SPN, the Company issued 1,500,000 restricted shares of the Company’s Common Stock at $0.20 per share, which was recorded as a deferred finance cost. The deferred finance cost is being amortized over the life of the SPN and accordingly, the Company recorded $36,667 as amortization of deferred finance cost for the six months ended November 30, 2017.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2017

(Unaudited)

NOTE 3. LOANS AND NOTES PAYABLE (Continued)

In November 2017, the NPA was amended and an additional 7% secured promissory note was issued to the purchaser in the principal amount of $175,000, which matures on March 25, 2019. As additional consideration for the issuance of the additional 7% secured promissory note, the Company issued 800,000 restricted shares of the Company’s Common Stock at $0.42 per share, which was recorded as a deferred finance cost. The deferred finance cost is being amortized over the life of the SPN through the maturity date of March 25, 2019, and accordingly, the Company recorded $19,765 as amortization of deferred finance cost for the six months ended November 30, 2017.

Both secured promissory notes are secured by a continuing security interest in substantially all assets of the Company. Under the terms of the NPA, the Company was required to pay a consulting fee of $65,000 to the purchaser. In November 2017, the Purchaser agreed to accept from the Company, 433,333 shares of the Company’s common stock, which were issued at $0.40 per share, in lieu of payment of the consulting fee, which was recorded by the Company as a deferred finance cost for the six months ended November 30, 2017. As a result of this transaction the Company recorded a deferred finance cost of $173,333, of which $10,196 was amortized during the six months ended November 30, 2017. The balance of the deferred financing costs at November 30, 2017 was $163,137.

On November 6, 2017 and upon maturity, the Company repaid two Convertible Note Holders the aggregate principal amount of $165,000 and, accrued and unpaid interest in the amount of $8,747. In addition, the Warrants issued to the Holder were cancelled.

During November 2017, The Company and the remaining four Convertible Note Holders agreed to extend the maturity date of their respective Convertible Notes to September 30, 2018.

Interest expense on the Convertible Notes of $14,803 was recorded during the six months ended November 30, 2017.

In connection with the acquisition of Victoria’s Kitchen, the Company assumed a promissory note in the amount of $108,600. The note accrues interest at an annual rate of 6.5% and matures on March 31, 2018. During the six months ended November 30, 2017, the Company recorded interest expense of $832. Subsequent to November 2017, the Company made a principal payment of $10,000.

In November 2017, the Company borrowed $20,000 from a related party. The note matures in May 2018 and bears interest at 7% per annum and is convertible into common stock of the Company at a fixed price of $0.15 per share. As additional consideration for the issuance of the convertible note, the Company shall issue 40,000 shares of the Company’s Common Stock. As of November 30, 2017 the shares were not issued by the Company, accordingly, the value of the shares, $9,362, was recorded by the Company as Accounts Payable and Accrued Expenses at November 30, 2017. As a result of this transaction the Company recorded a deferred finance cost of $20,000, of which $3,333 was amortized during the six months ended November 30, 2017. The balance of the deferred financing costs at November 30, 2017 was $16,667.

As of November 30, 2017, the future principal payments of our Notes Payable were approximately as follows:

For the twelve months ending November 30,:

2018	$778,000
2019	$825,000
$1,603,000

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2017

(Unaudited)

NOTE 4. LINES OF CREDIT

In April 2017, the Company borrowed $15,000 against a credit line facility with a small business lender. The facility allows the Company to borrow up to $35,000 and bears interest at 94% per annum. In June 2017, the Company borrowed an additional $7,500. During the six months ended November 30, 2017, the Company borrowed an additional aggregate amount of approximately $31,300 and repaid a total of approximately $29,900. At November 30, 2017, the outstanding balance was $12,828.

In July 2017, the Company entered into a credit line facility with a small business lender. The facility requires weekly payments of principal and interest. The principal amount is based on the outstanding balance and the weekly interest amount is 1.1% of the outstanding balance. During the six months ended November 30, 2017, the Company borrowed an aggregate amount of approximately $26,000 and repaid a total of approximately $14,800 of the outstanding principal balance and fees of $3,800. At November 30, 2017, the outstanding balance was $11,219.

Also on September 26, 2017, the Company entered into a revolving credit note (the “Revolver”), providing for maximum borrowings of up to $750,000. Amounts due and owing under the terms of the Revolver are convertible, at the option of the holder, into that number of shares of the Company’s Common Stock equal to the principal and accrued interest due under the terms of the Revolver on the date of conversion divided by $1.50. As of November 30, 2017, the Company has not made any borrowings from the Revolver.

As of November 30, 2017, the future principal payments of our Lines of Credit were as follows:

For the twelve months ending November 30,:

2018	$24,047
$24,047

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

Rent expense for the six months ended November 30, 2017 and 2016, totaled $30,262 and $31,358, respectively.

As of August 31, 2017, the Company is a defendant in a lawsuit with TCA for claims of approximately $950,000 plus interest, and other fees. The Company has filed counter claims against TCA. As of November 30, 2017, unpaid principal and interest related to the TCA Credit Facility totaled approximately $397,000. Advisory fees totaling $350,000 were recorded as deferred financing costs and $200,000 in interest and financing costs were recognized as a result of a default notice.

The ultimate outcome of these actions cannot be determined. In management’s opinion, settlement of these actions will not have a material adverse effect on the Company’s liquidity or combined results of operations.

On September 23, 2017, the Company entered into a common stock purchase agreement (“Agreement”), subject to the satisfaction of certain customary and other closing conditions, to purchase 100% of the common stock of Giant Beverage, Inc. (“GBI”) for the payment of $600,000 and the issuance to Sellers of 1,455,000 shares of the Company’s common stock priced at $0.20 a share for total consideration of $291,000; provided, however, the number of shares issuable to Sellers shall increase in the event the Company’s shares are trading below $0.20 one year from the date of issuance, in which case the Sellers shall be issued an additional 485,000 shares (together, the “Purchase Price”). The Purchase Price is subject to certain adjustments based on GBI’s working capital at closing, among other factors. As of January 16, 2018, the closing had not occurred.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2017

(Unaudited)

NOTE 6. INCOME TAXES

The deferred tax asset consists of the following:

	November 30, 2017	May 31, 2017
Net operating loss carryforward	$680,000	$932,000
Stock based compensation	$320,000	$584,000
Valuation allowance	(1,000,000)	(1,516,000)
Deferred tax asset, net	$—	$—

As of November 30, 2017, the Company has net operating loss carryforwards of approximately $3,238,000 to reduce future federal and state taxable income through 2037.

The income tax benefit differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

Effective Income Tax Rate Reconciliation

	November 30, 2017	May 31, 2017
Federal Rate	21%	34%
State Rate	6%	6%
Valuation Allowance	(27%)	(40%)
Effective income tax rate	0%	0%

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examinations.

Hispanica International Delights of America, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2017

(Unaudited)

NOTE 7. OTHER RELATED PARTY TRANSACTIONS

The Company purchases inventory from a supplier related through common ownership and management. The Chief Executive Officer and chairman of the Company is the supplier's President. In addition, the Chief Financial Officer and Director of the Company has a minority interest in the supplier. The amount of inventory purchased from the supplier during the six months ended November 30, 2017 and 2016, respectively, was approximately $0 and $12,817. The Company rents office space from its Chief Operations Officer at $750 per month. Included in accounts payable and accrued expenses is $22,500 representing 30 months of rent due.

NOTE 8. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $4,753,000, has a working capital deficiency of approximately $1,229,000 and a stockholders’ deficiency of approximately $742,000 as of November 30, 2017. Management believes these conditions raise substantial doubt about the Company's ability to continue as a going concern for the twelve months following the date condensed consolidated financial statements are issued. Management intends to finance operations over the next twelve months through borrowings from related parties, existing lenders, and others.

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

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America, which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

COMPANY OVERVIEW

Hispanica International Delights of America, Inc. (the “Company” or “HISP”, “us”, “we” “our”) was incorporated on April 15, 2013 as a Delaware company and is engaged in the distribution of proprietary, licensed and third party Hispanic and ethnic food and beverages throughout the United States. HISP has already begun to distribute fruit juices, nectars, and milk based products and expects to begin to distribute teas, carbonated drinks, dry goods, preserves, frozen foods and bakery products. The brands distributed are under a proprietary basis (through distribution agreements and/or exclusive licensing arrangements). Our brands emulate the flavors, tastes, and traditions which have been known for generations among the Hispanic and other ethnic groups and are now becoming part of the American mainstream diet.

Our objective is to grow as rapidly as possible (both organically and via strategic alliances and acquisitions) using the public capital markets for access to capital. The companies and assets sought by us will be those that already have market penetration in the following segments: (1) Food Distribution and Manufacturing; (2) Beverage Brands and (3) Distribution Food Service.

Our management team has over 30 years of combined experience in the Hispanic food and beverage industry to generate these sales. In July 2016, we acquired the company’s first Direct Store Delivery (“DSD”) in an all cash purchase. HISP has new key personnel with previous managerial experience to begin the implementation of increasing our sales to potentially growing the business with a target of $5M in revenues with plans to continue its growth via mergers and acquisitions.

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

On September 23, 2017, the Company entered into a Common Stock Purchase Agreement (“Agreement”), subject to the satisfaction of certain customary and other closing conditions, to purchase 100% of the common stock of Giant Beverage, Inc. (“GBI”) for the payment of $600,000 and the issuance to Sellers of 1,455,000 shares of the Company’s common stock priced at $0.20 a share for total consideration of $291,000; provided, however, the number of shares issuable to Sellers shall increase in the event the Company’s shares are trading below $0.20 one year from the date of issuance, in which case the Sellers shall be issued an additional 485,000 shares (together, the “Purchase Price”). The Purchase Price is subject to certain adjustments based on GBI’s working capital at closing, among other factors. At November 30, 2017, the closing had not occurred.

Effective October 19, 2017, the Company acquired 100% of the outstanding membership interests of Victoria’s Kitchen, LLC (“VK”) and net liabilities of approximately $70,000, for 312,500 restricted shares of the Company’s common stock at a price of $0.40 per share for a total stock purchase price of $125,000.

At October 19, 2017, the fair value of the assets acquired and liabilities assumed from VK were as follows:

Cash	$1,355
Accounts receivable	13,024
Inventory and work in process	40,564
Accounts payable	(16,343)
Notes payable	(108,600)
Customer list	195,000
Purchase price	$125,000

The estimated useful life of the customer list is ten (10) years. Amortization expense of $4,063 and $0 was recorded during the six months ended November 30, 2017 and 2016, respectively.

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

Production and Distribution

The Company buys prepackaged goods for distribution through various channels. The Company distributes third party brands as well as a proprietary brand named GRAN NEVADA under an exclusive distribution agreement covering the United States. As of August 2017, Hispanica International Delights of America, Inc. (HISP) distributes over 20 brands, mainly through its Energy Source Distribution (ESD) subsidiary, as well as sell the GRAN NEVADA beverages to other wholesalers that are primarily ethnic food distributors and mostly located in the Mid-Atlantic region of the United States. HISP sells to several distributors and regularly seeks to broaden its distribution channels from its current network of a dozen to over 100 by the end of 2017. The Company has engaged third party sales and marketing brokers in many areas of the country. The Company also intends to sell directly to retailers, including large chain stores. Hispanica and its subsidiaries sell to about 2,000 retailers.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Stamps Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of the SEC on 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

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

To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including (1) not being required to comply with the auditor attestation requirements of the SEC on 404(b) of the Sarbanes-Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirements to provide only two years of audited financial statements, instead of three years.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses from inception of approximately $4,753,000, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities.

At November 30, 2017, we had cash on hand of $185,000 and an accumulated deficit of approximately $4,753,000. See “Liquidity and Capital Resources.”

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

LIQUIDITY AND CAPITAL RESOURCES

In September 2017, the Company received $650,000 and in November 2017, the Company received $175,000, under the terms of Secured Promissory Notes. In September 2016, the Company received $665,000, net of $138,000 in financing costs, under the terms of the Securities Purchase Agreements. During the three months ended November 30, 2017 the Company repaid $605,000 of the Securities Purchase Agreements.

CASH FLOW

Our primary sources of liquidity have been cash from sales of shares, the issuance of convertible promissory notes and line of credit. We plan on continuing to raise capital and borrow funds to finance current operations and future growth.

WORKING CAPITAL

As of November 30, 2017 the Company had total current assets of approximately $789,000 and total current liabilities of approximately $2,018,000 resulting in negative working capital of $1,229,000.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2017 AND NOVEMBER 30, 2016.

Sales

The acquisition of ESD in July 2016 has allowed us to expand distribution. Sales increased during the three months ended November 30, 2017 by approximately $110,000 to a total amount of $718,000 as compared to $608,000 for the three months ended November 30, 2016.

Sales through our ESD channel increased by approximately $45,000 during the three months ended November 30, 2017 as compared to the three months ended November 30, 2016. Sales through our HISP channel increased by approximately $57,000 during the three months ended November 30, 2017 as compared to the three months ended November 30, 2016.

Gross Profit

The acquisition of ESD has also allowed us to achieve positive gross profit. Gross profit during the three months ended November 30, 2017 decreased to 25% as compared to 36% for the three months ended November 30, 2016 as a result of changes in the product mix of sales during the respective periods.

Operating Expenses

Operating expenses decreased by approximately $462,000 during the three months ended November 30, 2017 as compared to the three months ended November 30, 2016, mainly due to decreases in consultancy - share based compensation.

Other Expense

During the three months ended November 30, 2017, the Company recorded interest and finance costs of approximately $248,000, as compared to $302,000 during the three months ended November 30, 2016. Interest and financing costs primarily result from the amortization of deferred financing cost balances that were incurred by the Company to finance operations.

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2017 AND NOVEMBER 30, 2016.

Sales

The acquisition of ESD in July 2016 has allowed us to expand distribution. Sales increased during the six months ended November 30, 2017 by approximately $497,000 to a total amount of $1,754,000 as compared to $1,257,000 for the six months ended November 30, 2016.

Sales through our ESD channel increased by approximately $240,000 during the six months ended November 30, 2017 as compared to the six months ended November 30, 2016. Sales through our HISP channel increased by $247,000 during the six months ended November 30, 2017 as compared to the six months ended November 30, 2016.

Gross Profit

The acquisition of ESD has also allowed us to achieve positive gross profit. Gross profit during the six months ended November 30, 2017 decreased to 23% as compared to 29% for the six months ended November 30, 2016 as a result of changes in the product mix of sales during the respective periods.

Operating Expenses

Operating expenses decreased by approximately $784,000 during the six months ended November 30, 2017 as compared to the six months ended November 30, 2016, mainly due to decreases in consultancy - share based compensation fees of $814,000, which was partially offset by increases in salaries of $48,000 and repairs and maintenance costs of $26,000, which are expected to increase as our business expands.

Other Expense

During the six months ended November 30, 2017, the Company recorded interest and finance costs of $583,000, as compared to $744,000 during the six months ended November 30, 2016. Interest and financing costs primarily result from the amortization of deferred financing cost balances that were incurred by the Company to finance operations.

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

As of November 30, 2017, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of November 30, 2017, is a result of inadequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal controls.

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

HISPANICA INTERNATIONAL DELIGHTS OF AMERICA, INC.

Date: January 16, 2018	By:	/s/ Fernando Oswaldo Leonzo
Fernando Oswaldo Leonzo
Chief Executive Officer, and Chairman of the Board
(Principal Executive Officer)

Date: January 16, 2018	By:	/s/ Robert Gunther
Robert Gunther
Chief Operating Officer, and Director
(Principal Financial Officer)

22