Form 10-Q
period 2018-02-28
Life On Earth, Inc.
filed 2018-04-16
CIK 1579010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 333-190788

Life On Earth, Inc.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the period ended in this report, February 28, 2018 the registrant had 21,949,394 shares of common stock outstanding. As of the date of filing, April 16, 2018 the registrant had 21,949,394 shares of common stock outstanding.

Life On Earth, Inc.
(Formerly Hispanica International Delights of America, Inc.)
Form 10-Q
TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Cash flows	4
Notes to Condensed Consolidated Financial Statements	5
Item 2. Managements Discussions and Analysis of Financial Condition and Results of
Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	21

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	22
Item 2. Unregistered sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mining Safety Disclosure	22
Item 5. Other Information	22
Item 6. Exhibits	22

SIGNATURES	23

Life On Earth, Inc.
(Formerly Hispanica International Delights of America, Inc.)
Condensed Consolidated Balance Sheets
ASSETS
	February 28,	May 31,
	2018	2017
	(Unaudited)
Current Assets:
Cash and cash equivalents	$155,303	$217,598
Accounts receivable	161,619	160,306
Inventory	303,214	293,207
Loan receivable	145,000	—
Total current assets	765,136	671,111

Other Assets:
Equipment, net of accumulated depreciation of $27,008 and $14,508 as of February 28, 2018 and May 31, 2017, respectively	47,992	60,492
Customer lists, net of accumulated amortization of $71,438 and $35,625 as of February 28, 2018 and May 31, 2017, respectively	498,563	339,375
Security deposits	5,245	5,245
Total other assets	551,800	405,112
	$1,316,936	$1,076,223

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Lines of credit, net of unamortized deferred financing costs of $1,663 and $0 as of February 28, 2018 and May 31, 2017, respectively	$4,282	$11,413
Loans payable - related party	2,000	—
Loans payable, net of unamortized deferred financing costs of $70,083 and $100,322 as of February 28, 2018 and May 31, 2017, respectively	159,606	278,865
Note payable, net of unamortized deferred financing costs of $0 and $129,208 as of February 28, 2018 and May 31, 2017, respectively	358,714	229,506
Convertible notes payable, net of unamortized deferred financing costs of $121,250 and $246,213 as of February 28, 2018 and May 31, 2017, respectively	221,750	556,787
Accounts payable and accrued expenses	1,325,766	719,193
Total Current Liabilities	2,072,118	1,795,764

Other Liabilities
Convertible notes payable, net of unamortized deferred financing costs of $617,371 and $0 as of February 28, 2018 and May 31, 2017, respectively	207,629	—

Commitments and contingencies

Stockholders' Deficiency:
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized,
1,200,000 shares issued and outstanding	1,200	1,200
Common stock, $0.001 par value; 100,000,000 shares authorized,
21,949,394 and 18,717,922 shares issued and outstanding as of February 28, 2018 and May 31, 2017, respectively	21,949	18,717
Additional paid in capital	4,251,301	3,055,121
Accumulated deficit	(5,237,261)	(3,794,579)
	(962,811)	(719,541)
	$1,316,936	$1,076,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
(Formerly Hispanica International Delights of America, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)
	For the three months ended February 28,		For the nine months ended February 28,
	2018	2017	2018	2017

Sales, net	$602,946	$496,862	$2,357,047	$1,754,312
Cost of goods sold	444,234	380,437	1,803,959	1,271,797
Gross profit	158,712	116,425	553,088	482,515

Expenses:
Officers' compensation	7,846	10,000	36,170	16,250
Salaries and benefits	117,195	127,213	371,318	333,419
Repairs and maintenance	28,162	16,230	76,478	38,856
Professional fees	51,212	71,108	222,773	355,731
Consultancy - share based compensation	20,117	61,700	74,617	930,751
Advertising and promotion	31,869	8,104	47,978	13,187
Travel	58,960	14,609	95,898	65,666
Rent	18,782	18,212	49,044	49,570
Depreciation and amortization	18,000	15,133	48,312	37,008
Other	40,523	31,295	139,257	85,910

	392,666	373,604	1,161,845	1,926,348

Loss before other expenses	(233,954)	(257,179)	(608,757)	(1,443,833)

Other expenses
Interest and financing costs	(250,733)	(326,516)	(833,924)	(1,070,394)

Net loss	$(484,687)	$(583,695)	$(1,442,681)	$(2,514,227)

Basic and diluted loss per share	$(0.02)	$(0.04)	$(0.07)	$(0.17)

Basic and diluted weighted average number
of shares outstanding	21,524,222	15,853,880	20,170,432	14,851,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
(Formerly Hispanica International Delights of America, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the nine months ended February 28,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(1,442,681)	$(2,514,227)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	74,618	930,571
Depreciation and amortization	48,313	37,008
Amortization of financing costs	724,991	958,758
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	11,711	(92,384)
Inventory	30,557	(326,730)
Prepaid expenses and other current assets	—	9,495
Increase (decrease) in:
Accounts payable and accrued expenses	590,231	468,833
Customer advances	—	(20,880)
	37,740	(549,556)

Cash Flows From Investing Activities
Cash acquired in acquisition	1,355	—
Loan receivable	(145,000)	—
Equipment acquired	—	(75,000)
Customer list acquired	—	(375,000)
	(143,645)	(450,000)

Cash Flows From Financing Activities
Repayment of note payable	—	(18,500)
Proceeds from loans payable, net of financing costs	187,900	480,507
Repayment of loans payable	(421,499)	(240,384)
Repayment of convertible notes payable	(605,000)	(8,000)
Proceeds from lines of credit, net of financing costs	53,947	557,000
Repayment of lines of credit	(64,932)	(205,981)
Proceeds from convertible note payable - related party, net of financing costs	10,638	665,000
Proceeds from loan payable - related party	20,000	—
Repayment of loan payable - related party	(18,000)	(10,000)
Proceeds from loans payable, net of financing costs	950,000	—
Repayment of notes payable acquired	(5,600)	—
Purchase of treasury stock	(63,844)	—
	43,610	1,219,642

Net (Decrease)/ Increase in Cash and Cash Equivalents	$(62,295)	$220,086

Cash and Cash Equivalents - beginning	217,598	27,241

Cash and Cash Equivalents - end	$155,303	$247,327

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$29,903	$48,235

Noncash investing and financing activities:
Conversion of debt to common stock and additional paid in capital	$103,000	$102,933

Common stock issued for acquisition	$125,000	$—

Common stock and/or warrants issued for financing costs	$960,638	$796,463

Payments of loans payable with proceeds of additional loans payable	$—	$71,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.

(Formerly Hispanica International Delights of America, Inc.)

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The accompanying condensed consolidated financial statements include the financial statements of Life On Earth, Inc. (“LFER”) (formerly, Hispanica International Delights of America, Inc.”, “HISP”) and its wholly owned subsidiaries, Energy Source Distributors Inc., (“ESD”), and Victoria’s Kitchen, Inc. (“VK”) (collectively, the “Company “). All intercompany balances and transactions have been eliminated in consolidation.

LFER, was incorporated in Delaware in April 2013 and acquired ESD during July 2016. VK was acquired on October 19, 2017. The Company’s name change to Life On Earth, Inc. became effective on January 26, 2018. LFER currently markets and sells beverages directly through its direct store delivery (DSD) subsidiary as well as directly to other DSD wholesalers in several states.

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

Life On Earth, Inc.

(Formerly Hispanica International Delights of America, Inc.)

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(Unaudited)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As of February 28, 2018 and 2017, the convertible notes payable and warrants, which could be converted into approximately 4,335,000 and 730,000 shares of common stock, respectively, were outstanding.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of February 28, 2018 and does not expect this to change significantly over the next 12 months.

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

Life On Earth, Inc.

(Formerly Hispanica International Delights of America, Inc.)

Notes to Condensed Consolidated Financial Statements

February 28, 2018

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

Accounts receivable is reported net of an allowance for doubtful accounts. The allowance is based on management's estimate of the amount of receivables that will actually be collected. As of February 28, 2018 and May 31, 2017, an allowance for doubtful accounts was not necessary.

Inventory

Inventory consists of finished goods and raw materials which are stated at the lower of cost (first-in, first-out) or net realizable value.

Recent Pronouncements

In July 2015, FASB issued ASU 2015-11, “Inventory. Simplifying the Measurement of Inventory.” This amendment requires companies to measure inventory at the lower of cost or net realizable value. The Company adopted this amendment in the current fiscal year, and the implementation did not have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 2. ACQUISITIONS

Effective October 19, 2017, the Company acquired 100% of the outstanding membership interests of VK for 625,000 restricted shares of the Company’s common stock at a price of $0.20 per share for a total stock purchase price of $125,000.

At October 19, 2017, the fair value of the assets acquired and liabilities assumed from VK were as follows:

Cash	$1,355
Accounts receivable	13,024
Inventory and work in process	40,564
Accounts payable	(16,343)
Notes payable	(108,600)
Customer list	195,000
Purchase price	$125,000

The estimated useful life of the customer list is ten (10) years. Amortization expense of $8,938 and $0 was recorded during the nine months ended February 28, 2018 and 2017, respectively.

Effective July 7, 2016, the Company acquired all of the net assets of ESD by purchasing all of the outstanding shares of common stock for $450,000.

Life On Earth, Inc.

(Formerly Hispanica International Delights of America, Inc.)

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(Unaudited)

The following table presents the unaudited pro forma condensed consolidated statements of operations for the nine months ended February 28, 2017:

Unaudited Pro Forma Condensed Consolidated Statements of Operations
For the nine months ended February 28, 2017

			Pro Forma		Pro Forma
	HISP	ESD	Adjustments	Notes	Combined

Product sales, net	$120,130	$1,980,301	$—		$2,100,431
Cost of goods sold	100,511	1,441,395	—		1,541,906
Gross profit	19,619	538,906	—		558,525

Selling general and administrative expenses	1,385,799	591,825	—		1,977,624

Net (loss) before other (expenses) and provision for taxes	(1,366,180)	(52,919)	—		(1,419,099)

Other (expenses)	(968,623)	(135,119)	—		(1,103,742)

Provision for taxes	—	—	—		—

Net (loss)	$(2,334,803)	$(188,038)	$—		$(2,522,841)

See accompanying notes to the Unaudited Pro Forma Condensed Consolidated Financial Information

Life On Earth, Inc.

(Formerly Hispanica International Delights of America, Inc.)

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(Unaudited)

Life On Earth, Inc.

Notes to the Unaudited Pro Forma Condensed Consolidated Financial Information

February 28, 2017

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

The estimated useful life of the customer list is ten (10) years. Amortization expense of $28,125 and $25,000 was recorded during the nine months ended February 28, 2018 and 2017, respectively.

The estimated useful life of the equipment is five (5) years. Depreciation expense of $11,250 and $12,008 was recorded during the nine months ended February 28, 2018 and 2017, respectively.

NOTE 3. LOAN RECEIVABLE

On September 23, 2017, the Company entered into a common stock purchase agreement (“Agreement”), subject to the satisfaction of certain conditions, to purchase 100% of the common stock of Giant Beverage, Inc. (“GBI”) for the payment of $600,000 and the issuance to the sellers of 1,455,000 shares of the Company’s common stock ; provided, however, the number of shares issuable to Sellers shall increase in the event the Company’s shares are trading below $0.20 one year from the date of issuance, in which case the sellers shall be issued an additional 485,000 shares (together, the “Purchase Price”). The Purchase Price is subject to certain adjustments based on GBI’s working capital at closing, among other factors. As of April 16, 2018, the closing had not occurred. In February 2018, the Company advanced $145,000 to GBI for working capital which is reported as loan receivable in the accompanying condensed consolidated balance sheets. The loan is unsecured, non-interest bearing, and has no stipulated repayment terms.

Life On Earth, Inc.

(Formerly Hispanica International Delights of America, Inc.)

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(Unaudited)

NOTE 4. LOANS AND NOTES PAYABLE

In July 2016, the Company entered into an agreement (“Future Sales Proceeds Purchase Agreement”) with Merchant Cash and Capital, LLC d/b/a Bizfi (the “Buyer”). Under the terms of the agreement, the Company received $167,450 of cash proceeds from the Buyer in exchange for a loan payable in the amount of $214,200 secured by future sales proceeds. In January 2017, the Company entered into a second Future Sales Proceeds Purchase Agreement with the Buyer. Under the terms of the second agreement, the Future Sales Proceeds Purchase Agreement entered into in July 2016 was paid in full and the Company received $128,920 of cash proceeds from the Buyer in exchange for a loan payable in the amount of $281,400 secured by future sales proceeds.

The difference between the aggregate of the Future Sales Proceeds Purchase Agreement pay-off and the cash received and the cash to be paid from both future sales proceeds of $131,400 has been recognized as capitalized financing costs and is being amortized over the repayment period. This amount has been reflected as a direct reduction of the loan payable in the accompanying consolidated balance sheets. As of February 28, 2018, capitalized financing costs related to this loan were fully amortized and the Future Sales Proceeds Purchase Agreement has been repaid in full.

In July 2016, the Company entered into an agreement (“Purchase and Sale Agreement”) with ESBF California LLC (“ESBF”). Under the terms of the agreement, the Company received $197,370 of cash proceeds from ESBF in exchange for a loan payable in the amount of $266,000 secured by future sales proceeds. In March 2017, the Company entered into a second Purchase and Sale Agreement with ESBF. Under the terms of the second agreement, the Purchase and Sale Agreement entered into in July 2016 was paid in full and the Company received $131,370 of cash proceeds from ESBF in exchange for a loan payable in the amount of $266,000 secured by future sales proceeds. In January 2018, the Company entered into a third Purchase and Sale Agreement with ESBF. Under the terms of the third agreement, the Purchase and Sale Agreement entered into in March 2017 was paid in full in the amount of $24,180 and the Company received approximately $170,000 of cash proceeds from the Buyer in exchange for a loan payable in the amount of $272,000 secured by future sales proceeds. In addition, the Company paid a management fee of $6,000 to complete this transaction.

The difference between the aggregate of the Purchase and Sale Agreement pay-off, the management fee and the cash received and the cash to be paid from future sales proceeds of $272,000 was recognized as capitalized financing costs and is being amortized over the repayment period. This amount has been reflected as a direct reduction of the loan payable in the accompanying consolidated balance sheets. As of February 28, 2018, unamortized financing costs related to this loan were approximately $70,083. The Company is obligated to make payments equal to 15% of future receipts estimated to be approximately 195 payments of $1,177 to ESBF each business day until the full amount of the future sales proceeds is repaid.

In July 2016, the Company entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Facility”) with TCA Global Credit Master Fund L.P. (“TCA”) for a total amount of $7.5 million. ESD is Corporate Guarantor to the Credit Facility. Under the terms of the Credit Facility, the Company paid advisory fees to TCA in the amount of $350,000, through the issuance of 374,332 shares of common stock. On July 5, 2016, the Company borrowed $650,000 from the Credit Facility and used the proceeds to acquire ESD for $450,000; payoff a note payable in the amount of $32,534; $74,466 was used to pay vendors for inventory purchases and $93,000 was paid to TCA for closing fees. The credit facility had a maturity date of December 27, 2017 which may be extended for an additional six months at the lender’s discretion (see Note 5). The credit facility required fees and interest only payments at 12% during the first two months. Principal payments began in the third month. At the maturity date, all unpaid principal and interest is due. The advisory fees and closing fees totaling $443,000 were recognized as deferred financing costs. As of February 28, 2018, the outstanding balance is $412,831 including unpaid interest of $54,117 which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

During the quarter ended November 30, 2016, the Company entered into Convertible Promissory Note Agreements (The “Convertible Notes”) with seven (7) individuals (“Holders”) pursuant to which they purchased the Company’s unsecured fixed price convertible promissory notes in the aggregate principal amount of $803,000. The Convertible Notes carry interest at the rate of 5% per annum and mature at various dates through November 7, 2017. The Convertible Notes were issued with a 10% original issue discount and are convertible into common stock of the Company at a fixed price of $0.65 per share. As additional consideration for the purchase of the Convertible Notes, the Company issued an aggregate of 1,730,000 of its common stock to the Holders, during March 2017.

Pursuant to the convertible notes, the Company issued Common Stock Purchase Warrants (The “Warrants”). The Warrants allow the Holders to purchase up to an aggregate of 730,000 shares of the Company’s Common Stock at an exercise price of $0.85 per share until September 30, 2021.

Life On Earth, Inc.

(Formerly Hispanica International Delights of America, Inc.)

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(Unaudited)

NOTE 4. LOANS AND NOTES PAYABLE (Continued)

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

On November 6, 2017 and upon maturity, the Company repaid two Convertible Note Holders the aggregate principal amount of $165,000 and accrued and unpaid interest in the amount of $8,747.

During November 2017, the Company and the remaining four Convertible Note Holders agreed to extend the maturity date of their respective Convertible Notes to September 30, 2018.

In June 2017, the Company borrowed $20,000 from a related party. The loan matured in October 2017 and accrued interest at 15% per annum. During October 2017, the Company repaid $18,000 of the note. During the nine months ended February 28, 2018, the Company recorded interest expense of $1,163. At February 28, 2018, the unpaid balance of the loan was $2,000.

On September 25, 2017, the Company entered into a note purchase agreement (“NPA”), pursuant to which the Company issued a 7% secured promissory note (“SPN”) in the principal amount of $650,000 (the “650K Note”), which matures on March 25, 2019. As additional consideration for the issuance of the SPN, the Company issued 1,500,000 restricted shares of the Company’s Common Stock at $0.20 per share, which was recorded as a deferred finance cost. The deferred finance cost is being amortized over the life of the SPN and, accordingly, the Company recorded $86,667 as amortization of deferred finance cost for the nine months ended February 28, 2018.

On November 3, 2017, the NPA was amended and an additional 7% secured promissory note was issued to the purchaser in the principal amount of $175,000 (the “$175K Note”), which matures on May 3, 2019. As additional consideration for the issuance of the $175K Note, the Company issued 800,000 restricted shares of the Company’s Common Stock at $0.42 per share, which was recorded as a deferred finance cost. The deferred finance cost is being amortized over the life of the SPN, and, accordingly, the Company recorded $79,059 as amortization of deferred finance cost for the nine months ended February 28, 2018.

Both secured promissory notes are secured by a continuing security interest in substantially all assets of the Company. Under the terms of the NPA, the Company was required to pay a consulting fee of $65,000 to the purchaser. In November 2017, the purchaser agreed to and accepted from the Company, 433,333 shares of the Company’s common stock, which shares were issued at $0.40 per share, in lieu of payment of the consulting fee, which was recorded by the Company as a deferred finance cost. As a result of this transaction the Company recorded a deferred finance cost of $173,333, of which $40,784 was amortized during the nine months ended February 28, 2018.

On January 26, 2018, the Company entered into a NPA, pursuant to which the Company issued a Note in the amount of $125,000 (the “Note Purchase”). The Note bears interest at 7% per annum and matures on January 26, 2019. In connection with the Note Purchase, the Company and the Purchaser also entered into a Side Letter, pursuant to which, as additional consideration for the Note Purchase, the Company agreed to (i) pay to the Purchaser, the first $125,000 in cash proceeds received by the Company in connection with a NPA from third parties unaffiliated with the Purchaser (the “Cash Payment”) to reduce the amount due to the Purchaser under the $175K Note, and (ii), with certain exceptions, not issue any shares of Common Stock or other securities convertible into shares of Common Stock unless and until the Cash Payment has been made in full.

Life On Earth, Inc.

(Formerly Hispanica International Delights of America, Inc.)

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(Unaudited)

NOTE 4. LOANS AND NOTES PAYABLE (Continued)

As further consideration for the Note Purchase, the Company entered into an Agreement to Amend Certain Secured Promissory Notes (the “Note Amendment”), pursuant to which the $175K Note and the $650K Note (together, the “Old Notes”) were amended to provide the Purchaser with the ability to convert the principal amount of such Old Notes, together with accrued interest thereon, into shares of the Company’s Common Stock (the “Conversion Shares”). Pursuant to the Note Amendment, the conversion price shall be equal to $0.30, subject to adjustments as set forth in the Note Amendment, and the number of Conversion Shares issuable upon conversion of the Old Notes shall be equal to the outstanding principal amount and accrued but unpaid interest due under the terms of the Old Notes to be converted, divided by the Conversion Price. As a result of this transaction the Company recorded a deferred finance cost of $140,667, of which $11,536 was amortized during the nine months ended February 28, 2018.

Accrued and unpaid interest expense on the NPA of $25,723 was recorded by the Company during the nine months ended February 28, 2018.

In connection with the acquisition of VK, the Company assumed a promissory note in the amount of $108,600. The note accrues interest at an annual rate of 6.5% and matures on March 31, 2018. During the nine months ended February 28, 2018, the Company recorded interest expense of $1,883.

On January 26, 2018, the Company entered into a Note Exchange Agreement (the “NEA”) and Note Purchase Agreement (“NPA”) with the owner of the promissory note assumed from VK, pursuant to which the owner agreed to cancel the promissory note in exchange for a new convertible secured promissory note (the “Note”) in the aggregate principal amount of $103,000, the outstanding balance. The Note is one of a series of similar notes to be issued by the Company under the terms of the NPA, in the aggregate amount of up to $700,000 (the “Note Offering”).

Notes issued under the Note Offering shall mature one year from the date of issuance (the “Maturity Date”), shall accrue interest at the simple rate of 7.0% per annum, and are convertible, at the holder’s option, prior to the Maturity Date into that number of fully paid and non-assessable shares of the Company’s common stock, equal to the lower of (i) $0.30 per share of Common Stock, or (ii) that number of shares of Common Stock equal to the average closing price of the Company’s Common Stock as reported on the OTC Markets for the preceding 30 trading days prior to the date of conversion, multiplied by 0.65 (the “Conversion Price”); provided, however, in the event the Conversion Price is calculated based on (ii) above, the Conversion Price shall not be lower than $0.20 per share of Common Stock. All amounts due under the terms of the Notes shall be secured by a continuing security interest in substantially all of the assets of the Company.

On February 14, 2018, the owner of the promissory note assumed from VK elected to convert the Note into 343,333 shares of the Company’s common stock.

In November 2017, the Company borrowed $20,000 from a related party. The note matures in May 2018 and bears interest at 7% per annum and is convertible into common stock of the Company at a fixed price of $0.15 per share. As additional consideration for the issuance of the convertible note, the Company shall issue 40,000 shares of the Company’s Common Stock. As of February 28, 2018 the shares were not issued by the Company, accordingly, the value of the shares, $9,362, was recorded by the Company as accounts payable and accrued expenses at November 30, 2017. As a result of this transaction the Company recorded a deferred finance cost of $20,000, of which $13,333 was amortized during the nine months ended February 28, 2018.

As of February 28, 2018, future principal payments were approximately as follows:

For the twelve months ending February 28,

2019	$ 933,000
2020	$ 825,000
$ 1,758,000

Life On Earth, Inc.

(Formerly Hispanica International Delights of America, Inc.)

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(Unaudited)

NOTE 5. LINES OF CREDIT

In April 2017, the Company entered into a credit line facility with a small business lender that allows the Company to borrow up to $35,000 and bears interest at 94% per annum. At February 28, 2018, the outstanding balance was $3,002.

In July 2017, the Company entered into a credit line facility with a small business lender. The facility requires weekly payments of principal and interest. The principal amount is based on the outstanding balance and the weekly interest amount is 1.1% of the outstanding balance. During the nine months ended February 28, 2018, the Company borrowed an aggregate amount of approximately $26,000 and repaid a total of approximately $24,700 of the outstanding principal balance and fees of $3,800. At February 28, 2018, the outstanding balance was $1,280.

On September 26, 2017, the Company entered into a revolving credit note (the “Revolver”), providing for borrowings of up to $750,000 at an annual interest rate of 7% and a maturity date of October 15, 2019. Amounts due under the terms of the Revolver are convertible, at the option of the holder, into shares of the Company’s Common Stock equal to the principal and accrued interest due on the date of conversion divided by $1.50. As of February 28, 2018, the Company has not made any borrowings from the Revolver.

As of February 28, 2018, the future principal payments of our Lines of Credit were as follows:

For the twelve months ending November 30

2018	$4,282
$4,282

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Rent expense for the nine months ended February 28, 2018 and 2017, totaled $49,044 and $49,570, respectively.

As of April 7, 2018, the Company is a defendant in a lawsuit with TCA for claims of approximately $950,000 plus interest, and other fees. The Company has filed counter claims against TCA. As of February 28, 2018, unpaid principal and interest related to the TCA Credit Facility totaled approximately $413,000. Advisory and other fees totaling $443,000 were recorded as deferred financing costs and $200,000 in interest and financing costs were recognized as a result of a default notice.

The ultimate outcome of these actions cannot be determined. In management’s opinion, settlement of these actions will not have a material adverse effect on the Company’s liquidity or combined results of operations.

Life On Earth, Inc.

(Formerly Hispanica International Delights of America, Inc.)

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(Unaudited)

NOTE 7. INCOME TAXES

The deferred tax asset consists of the following:

	February 28, 2018	May 31, 2017
Net operating loss carryforward	$999,000	$932,000
Stock based compensation	414,000	584,000
Valuation allowance	(1,413,000)	(1,516,000)
Deferred tax asset, net	$—	$—

As of February 28, 2018, the Company has net operating loss carryforwards of approximately $5,237,000 to reduce future federal and state taxable income through 2037.

The income tax benefit differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

Effective Income Tax Rate Reconciliation
	2018	2017
Federal Rate	21%	34%
State Rate	6%	6%
Valuation Allowance	(27%)	(40%)
Effective income tax rate	0%	0%

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examinations.

  Life On Earth, Inc.

(Formerly Hispanica International Delights of America, Inc.)

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(Unaudited)

NOTE 8. OTHER RELATED PARTY TRANSACTIONS

The Company purchases inventory from a supplier related through common ownership and management. The Chief Executive Officer and chairman of the Company is the supplier's President. In addition, the Chief Financial Officer and Director of the Company has a minority interest in the supplier. The amount of inventory purchased from the supplier during the nine months ended February 28, 2018 and 2017, respectively, was approximately $0 and $16,000. The Company rents office space on a month to month basis from its Chief Operations Officer at $750 per month. Included in accounts payable and accrued expenses is $24,750 representing 33 months of rent due.

NOTE 9. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $5,240,000, has a working capital deficiency of approximately $1,310,000 and a stockholders’ deficiency of approximately $960,000 as of February 28, 2018. Management believes these conditions raise substantial doubt about the Company's ability to continue as a going concern for the twelve months following the date condensed consolidated financial statements are issued. Management intends to finance operations over the next twelve months through borrowings from related parties, existing lenders, and others.

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

BASIS OF PRESENTATION

The unaudited financial statements of Life On Earth, Inc. (“LFER,” the “Company,” “our” or “we”), should be read in conjunction with the notes thereto. In the opinion of management, the unaudited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America, which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

COMPANY OVERVIEW

We were incorporated on April 15, 2013 as a Delaware company and started off as a company initially engaged in the distribution of proprietary, licensed and third-party Hispanic and ethnic food and beverages throughout the United States. In 2017, however, LFER shifted its business model away from ethnic and Hispanic only food products to one of a brand accelerator company focused on “Better For You” and healthier line of products to the mainstream consumer. This shift accelerated after its acquisition of the Victoria’s Kitchen (VK) brand and the Company has been reformulating its two proprietary brands of Gran Nevada and VK.

Our objective is to grow as rapidly as possible (both organically and via strategic alliances and acquisitions) using the public capital markets for access to capital. The companies and assets sought by us will be those that already have market penetration in the following segments: (1) Food Distribution and Manufacturing; (2) Beverage Brands and (3) Distribution Food Service.

Our management team has over 30 years of combined experience in the food and beverage industry to generate these sales. LFER has new key personnel with previous managerial experience to begin the implementation of increasing our sales to potentially growing the business with a target of $5M in revenues and plans to continue its growth via mergers and acquisitions. In July 2016, we acquired our first Direct Store Delivery (“DSD”) in an all cash purchase.

In October 2013, we signed a distribution agreement with Gran Nevada Beverage, Inc. (“Gran Nevada”), an entity related through common management. The agreement provides us with the right to sell and distribute Gran Nevada's beverages in Texas and California with purchase prices at the then applicable wholesale prices charged to Gran Nevada's distributors. The agreement is for an initial term of five years with automatic renewals of successive five-year terms unless terminated. We initiated sales and distribution operations in March 2014.

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

In July 2016, the Company entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Facility”) with TCA Global Credit Master Fund L.P. (“TCA”) for a total amount of $7.5 million. ESD is Corporate Guarantor to the Credit Facility. Under the terms of the Credit Facility, the Company paid advisory fees to TCA in the amount of $350,000, through the issuance of 374,332 shares of common stock. On July 5, 2016 the Company borrowed $650,000 from the Credit Facility and used the proceeds to acquire ESD for $450,000; payoff a note payable in the amount of $32,534; pay $74,466 to vendors for inventory purchases and pay $93,000 to TCA for closing fees. The credit facility had a maturity date of December 27, 2017. The credit facility required fees and interest only payments at 12% during the first two months and principal payments begin in the third month. At the maturity date all unpaid principal and interest was due. During the year ended May 31, 2017, the Company issued 157,480 shares of common stock to satisfy a default notice in the amount of $200,000.

As of April 7, 2018, the Company is a defendant in a lawsuit with TCA for claims of approximately $950,000 plus interest, and other fees. The Company has filed counter claims against TCA. As of February 28, 2018, unpaid principal and interest related to the TCA Credit Facility totaled approximately $413,000. Advisory fees totaling $443,000 were recorded as deferred financing costs and $200,000 in interest and financing costs were recognized as a result of a default notice.

The ultimate outcome of these actions cannot be determined. In management’s opinion, settlement of these actions will not have a material adverse effect on the Company’s combined results of operations.

On September 23, 2017, the Company entered into a Common Stock Purchase Agreement (“Agreement”), subject to the satisfaction of certain customary and other closing conditions, to purchase 100% of the common stock of Giant Beverage, Inc. (“GBI”) for the payment of $600,000 and the issuance to Sellers of 1,455,000 shares of the Company’s common stock; provided, however, the number of shares issuable to Sellers shall increase in the event the Company’s shares are trading below $0.20 one year from the date of issuance, in which case the Sellers shall be issued an additional 485,000 shares (together, the “Purchase Price”). The Purchase Price is subject to certain adjustments based on GBI’s working capital at closing, among other factors. At April 16, 2018, the closing had not occurred. In February 2018, the Company advanced $145,000 to GBI for working capital.

Effective October 19, 2017, the Company acquired 100% of the outstanding membership interests of VK for 625,000 restricted shares of the Company’s common stock at a price of $0.20 per share for a total stock purchase price of $125,000.

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

Our principal executive offices are located at 575 Lexington Avenue, 4th Floor, New York NY 10022 and our telephone number is (866) 928-5070.

CURRENT OPERATIONS

Sales

The Company currently markets and sells mainstream beverage and snack products through its ESD subsidiary, and its own beverages to other wholesalers. Brands sought by LFER are primarily engaged in the business of developing, manufacturing, marketing and selling unique, premium, nonalcoholic beverages as well as all natural food products that are targeted towards the functional and healthier conscience consumers.

Production and Distribution

The Company buys prepackaged goods for distribution through various channels. The Company distributes third party brands as well as a proprietary brand-named GRAN NEVADA under an exclusive distribution agreement covering the United States and Victoria’s Kitchen Distilled, and soon to be sparkling, flavored waters. As of April 2018, we distribute over 20 brands, mainly through our ESD subsidiary, and we sell the GRAN NEVADA beverages to other wholesalers that are primarily ethnic food distributors, located primarily in the Mid-Atlantic region of the United States. LFER sells to several distributors and regularly seeks to broaden its distribution channels from its current network of a dozen to over 100 by the end of 2018. The Company has engaged third party sales and marketing brokers in many areas of the country. The Company also intends to sell directly to retailers, including large chain stores. LFER and its subsidiaries sell to about 2,000 retailers in several different states.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses from inception of approximately $5,240,000, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities.

At February 28, 2018, we had cash on hand of approximately $155,000 and an accumulated deficit of approximately $5,240,000. See “Liquidity and Capital Resources.”

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

LIQUIDITY AND CAPITAL RESOURCES

In September 2017, the Company received $650,000; in November 2017, the Company received $175,000, and, in January 2018, the Company received $125,000, under the terms of Secured Promissory Notes. In September 2016, the Company received $665,000, net of $138,000 in financing costs, under the terms of the Securities Purchase Agreements. During the nine months ended February 28, 2018 the Company repaid $605,000 of the Securities Purchase Agreements.

CASH FLOW

Our primary sources of liquidity have been cash from sales of shares, the issuance of convertible promissory notes and line of credit. We plan on continuing to raise capital and borrow funds to finance current operations and future growth.

WORKING CAPITAL

As of February 28, 2018 the Company had total current assets of approximately $765,000 and total current liabilities of approximately $2,070,000 resulting in negative working capital of approximately $1,305,000.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2018 AND FEBRUARY 28, 2017.

Sales

The acquisitions of VK in October 2017 and ESD in July 2016 has allowed us to expand distribution. Sales increased during the three months ended February 28, 2018 by approximately $106,000 to a total amount of $603,000 as compared to $497,000 for the three months ended February 28, 2017.

For the three months ended February 28, 2018 as compared to the three months ended February 28, 2017, sales through our LFER channel increased by approximately $92,100 to $92,700 from $600, respectively; sales through our VK channel increased by approximately $18,400 to $18,400 from $0, respectively, and, sales through our ESD channel decreased by approximately $4,500 to $491,900 from $496,400, respectively.

Gross Profit

Gross profit during the three months ended February 28, 2018 increased to 26% as compared to 23% for the three months ended February 28, 2017, which resulted from the sales of our Gran Nevada products through our LFER channel.

Operating Expenses

Operating expenses increased by approximately $20,000 during the three months ended February 28, 2018 as compared to the three months ended February 28, 2017, mainly due to increases in advertising and promotional costs of approximately $24,000, increases in travel costs of approximately $44,000, and, increases in insurance costs of approximately $20,000 and that were offset in part by decreases in officers compensation and salaries of approximately $12,000, decreases in professional fees of approximately $20,000, and decreases in consultancy fees of approximately $42,000.

Other Expense

During the three months ended February 28, 2018, the Company recorded interest and finance costs of approximately $251,000, as compared to $327,000 during the three months ended February 28, 2017. Interest and financing costs primarily result from the amortization of deferred financing cost balances that were incurred by the Company to finance operations.

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2018 AND FEBRUARY 28, 2017.

Sales

The acquisitions of VK in October 2017 and ESD in July 2016 has allowed us to expand distribution. Sales increased during the nine months ended February 28, 2018 by approximately $603,000 to a total amount of $2,357,000 as compared to $1,754,000 for the nine months ended February 28, 2017.

For the nine months ended February 28, 2018 as compared to the nine months ended February 28, 2017, sales through our LFER channel increased by approximately $340,000 to $460,000 from $120,000, respectively; sales through our VK channel increased by approximately $26,000 to $26,000 from $0, respectively, and, sales through our ESD channel increased by approximately $237,000 to $1,871,000 from $1,634,000, respectively.

Gross Profit

Gross profit during the nine months ended February 28, 2018 decreased to 23% as compared to 28% for the nine months ended February 28, 2017 as a result of changes in the product mix of sales during the respective periods.

Operating Expenses

Operating expenses decreased by approximately $765,000 during the nine months ended February 28, 2018 as compared to the nine months ended February 28, 2017, mainly due to decreases in consultancy - share based compensation fees of $856,000 and professional fees of $133,000, which were partially offset by increases in (i) officers compensation and salaries of $58,000; (ii) repairs and maintenance costs of $38,000; (iii) advertising and promotion costs of $35,000; (iv) travel costs of $30,000; and, (v) insurance costs of $42,000, all of which are expected to increase as our business expands.

Other Expense

During the nine months ended February 28, 2018, the Company recorded interest and finance costs of approximately $834,000, as compared to $1,070,000 during the nine months ended February 28, 2017. Interest and financing costs primarily result from the amortization of deferred financing cost balances that were incurred by the Company to finance operations.

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

As of February 28, 2018, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of February 28, 2018, is a result of inadequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2018 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Previously reported in our Form 8-K filed on June 20, 2017, Form 10-K for the fiscal year ending May 31, 2017 filed on September 1, 2017 and in Note 6 to our financial statements contained herein.

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

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of the registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Life On Earth, Inc

Date: April 16, 2018	By:	/s/ Fernando Oswaldo Leonzo
Fernando Oswaldo Leonzo
Chief Executive Officer, and Chairman of the Board
(Principal Executive Officer)

Date: April 16, 2018	By:	/s/ Robert Gunther
Robert Gunther
Chief Operating Officer, and Director
(Principal Financial Officer)

23