Form 10-K
period 2018-05-31
Life On Earth, Inc.
filed 2018-09-07
CIK 1579010

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: May 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 333-190788

Life On Earth, Inc. (formerly Hispanica International Delights of America, Inc.)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 31, 2018 (the last day of the registrant’s most recently completed fourth fiscal quarter), the aggregate market value of the registrant’s 23,581,586 shares of common stock held by non-affiliates of the registrant was $10,635,295 (based on its reported last sale price on May 31, 2018 of $0.451 per share).

As of August 24, 2018, there were 26,564,720 shares of the registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD - LOOKING STATEMENTS

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

All references in this Annual Report on Form 10-K to “LFER,” “Life On Earth, Inc. (formerly Hispanica International Delights of America,)” the “Company,” “we,” “us” or “our” mean Life On Earth, Inc.

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

Life On Earth, Inc. is an innovative brand accelerator, incubator and distribution platform focused on building and scaling concepts in the all-natural consumer products category. Our mission is to bring our strategic focus and long-term forward looking vision to consumers in the health, wellness and active lifestyle spaces through superior branding, product quality, targeted acquisitions and retail experience in the functional beverage category.

Our objective is to grow as rapidly as possible (both organically and via strategic alliances and acquisitions) using the public capital markets for access to capital. The companies and assets sought by us will be those that already have market penetration in the following segments: (1) Sales (2) Marketing (3) Distribution and (4) Manufacturing;

Our management team has over 30 years of combined experience in the food and beverage industry. In July 2016, we acquired the company’s first Direct Store Delivery (“DSD”) in an all cash purchase. Since then, we have also acquired the Victoria’s Kitchen brand and The Giant Beverage Company, giving LFER bi-coastal distribution coverage. LFER has now engaged with a management advisor that is providing direct hands on, management advice, strategic planning, exploring the build out of a Digital Marketing Platform to address the explosion in Online, Social and Mobile marketing and other assistance similar to services seen in more advanced companies.

Corporate Overview

Life On Earth, Inc. (formerly Hispanica International Delights of America, Inc.) was incorporated in April 2013.

In October 2013, we signed a distribution agreement with Gran Nevada Beverage, Inc. (“Gran Nevada”), an entity related through common management and ownership. The agreement provides us with the right to sell and distribute Gran Nevada's beverages in the United States with purchase prices at the then applicable wholesale prices charged to Gran Nevada's distributors. The agreement is for an initial term of five years with automatic renewals of successive five year terms unless terminated. We initiated sales and distribution operations in March 2014.

In July, 2016, we entered into a Stock Purchase and Sale Agreement to acquire all of the issued and outstanding common stock of Energy Sources Distributors, Inc. (“ESD”) from its three founding shareholders. ESD provides wholesale distribution of specialty beverage products from its headquarters in Gilroy, California. The total purchase price for the acquisition was $450,000 in cash. We retained one of the selling founders as General Manager for a term of twelve (12) months pursuant to an employment agreement to manage operations at the ESD facility in Gilroy, California. ESD is now a wholly-owned subsidiary of the Company. The acquisition of ESD in July 2016 allowed LFER to expand distribution on the West Coast.

In October 2017, LFER acquired Victoria’s Kitchen, LLC ("VK"). On April 30th, 2018, LFER acquired The Giant Beverage Company Inc. (“Giant” or “GBC”). Giant is a Direct Store Delivery (DSD) business that covers the five boroughs of New York City under an eight route distribution system. The company services over 600 accounts in the five boroughs. Giant services mainly independent retailers but is expanding to service authorized chain accounts. The acquisitions of Giant in April 2018, VK in October 2017, and ESD in July 2016 has allowed us to expand distribution.

Sales and Distribution

The Company currently markets and sells mainstream functional beverage products through its Direct Store Delivery (DSD) platforms of ESD and Giant subsidiaries as well as through other distributors including KeHe and UNFI as well as independent distributors. The Company also sells it Victoria’s Kitchen brands direct to consumers via Amazon online. Brands sought by LFER primarily engaged in the business of developing, manufacturing, marketing and selling unique, premium, all natural nonalcoholic functional beverages that are targeted towards LFER active lifestyle consumers.

Production

The Company Life On Earth, Inc. uses third party vendors to outsource and purchase raw materials as well as contract manufactures (co-packers) its products. These co-packers are independently owned and operated and function as a third party manufacturing partner in order fulfill the inventory needs of LFER’s brands. These co-packers are located in different geographic locations throughout the United States and currently the Company uses two co-packers.

Competition

LFER is functional beverage company. What sets us apart in the industry, is our consolidated corporate structure that handles all aspects of sales, marketing and proprietary distribution from a centralized location. The LFER platform is built for accelerating emerging growth brands in the United States by leveraging sales, supply chain, and distribution relationships. At LFER, we are forward-thinking. We have identified ways to build out distribution channels that are more flexible and responsive to today’s needs. Our innovations have given rise to distribution channels, which provide robust capabilities embedded in an extended enterprise.

We realize that by sharing resources and capabilities in novel ways with new products in new situations, we can take advantage of profit-making opportunities that individual companies could not exploit alone. Our creation of a more flexible and responsive distribution system is not only a concept; we have applied the practice through implementation with our own functional beverage brands.

The Consumers Packaged Goods market is highly competitive especially in the beverage category. Competitors in our market compete for brand recognition, ingredient sourcing, qualified personnel, distribution and product shelf space. As a developing company, a majority of our competitors are more established and better capitalized. The packaged beverage market is generally dominated by the largest beverage providers. Many of our competitors enjoy significant brand recognition and consumer confidence and can readily secure shelf space and media attention for their products. Many of our competitors also have existing relationships with the same distribution channels and retailers through which we sell our products. We intend to compete in the market by offering consumers affordable products that taste better and possess a longer shelf life than most products in the market.

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

Employees

The Company currently has 20 full-time employees. Certain positions are being filled with paid independent contractors or insider owners who do not receive cash compensation but may receive stock compensation. In certain regions of the United States, we utilize the services of direct sales and distribution companies, which sell our products through their distribution channels. This can mitigate the need for a large sales and merchandising force. The Company also outsources its logistics to third-parties, which can reduce the need for employees in these roles.

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses of $2,476,855 and $2,980,031 for the years ended May 31, 2018 and 2017, respectively, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities. At May 31, 2018, we had cash on hand of $189,317 and an accumulated deficit of $6,271,434. See “Liquidity and Capital Resources.”

Intellectual Property Protection

The Company has secured a registered trademark for its name and logo. LFER does have its trademark registered for Life On Earth Inc. As of the date of this annual report, we have the trademarks for our intellectual property.

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

ITEM 2. PROPERTIES

We maintain our principal office at 575 Lexington Avenue, 4th Floor, New York, NY 10022. Our telephone number at that office is (866) 928-5070.

Our executive offices are in New York City and we have distribution operations in the New York City Tri-State Region and the Northern California Region.

In connection with the acquisition of ESD, the Company assumed a lease for approximately 13,000 square feet of warehouse space located in Gilroy, California at a base rent of $5,248 per month. The lease terminates on June 30, 2021.

In connection with the acquisition of Giant Beverage, the Company assumed a lease for approximately 6,000 square feet of warehouse space located in Staten Island, New York at a base rent of $8,500 per month. The lease terminates on April 26, 2023.

We believe that our existing facilities are suitable and adequate to meet our current business requirements, but we will require a larger, more permanent space as we add personnel consistent with our business plan. We anticipate we will be able to acquire additional facilities as needed on terms consistent with our current lease(s).

We maintain a website at http://www.lifeonearthinc.com/ and the information contained on that website is not deemed to be a part of this annual report.

ITEM 3. LEGAL PROCEEDINGS

On July 5, 2016, the Company entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Facility”) with TCA Global Credit Master Fund L.P. (“TCA”) for a total amount of $7.5 million. However, as of the execution date of the Credit Facility, only $1.6 million was allocated by TCA to the Company for working capital financing and for any other purpose permitted under the terms of the Credit Facility. Energy Source Distributors, Inc. (“ESD”) is Corporate Guarantor to the Credit Facility. Under the terms of the Credit Facility, the Company paid advisory fees to TCA in the amount of $350,000, through the issuance of 374,332 shares of common stock. On July 5, 2016, the Company borrowed $650,000 from the Credit Facility and used the proceeds to acquire ESD for $450,000; payoff a note payable in the amount of $32,534; $74,466 was used to pay vendors for inventory purchases and $93,000 was paid to TCA for closing fees. The credit facility had a maturity date of January 5, 2017 which was extended for an additional six mo. The credit facility requires fees and interest only payments at 12% during the first two months. Principal payments begin in the third month. At the maturity date all unpaid principal and interest is due. During the current quarter the Company issued an additional 157,480 shares of common stock to satisfy a default notice in the amount of $200,000.

On June 14, 2017, LFER has initiated a lawsuit against TCA Global Credit Master Fund, LP (“TCA”). In the lawsuit, LFER has asserted five claims against TCA: (i) declaratory judgment (for application of Florida law, as opposed to Nevada law); (ii) usury; (iii) violation of the Florida Deceptive and Unfair Trade Practices Act; (iv) breach of contract; and (v) breach of the implied covenant of good faith and fair dealing. Specifically, LFER seeks a declaratory judgment against TCA finding (i) the Nevada choice-of-law clause in the loan documents is invalid and unenforceable; (ii) Florida law applies and governs the loan documents; (iii) the loan documents are illegal, unconscionable, unenforceable, and usurious; (iv) any debt owed and stock issued pursuant to the loan documents should be cancelled and forfeited by TCA, and thus TCA is estopped from collecting such debt and stock; (v) monetary damages should be awarded in an amount according to proof; and (vi) reasonable attorneys’ fees and costs should be awarded.

TCA, not knowing LFER had sued it on June 14, 2017, sued LFER the next day on June 15, 2017. In the lawsuit filed by TCA, TCA has asserted four claims against LFER: (i) amount due on the subject debenture; (ii) amount due on the subject guaranty (only against guarantor Energy Source Distributors, Inc. (“ESD”)); (iii) foreclosure on security; and, (iv) breach of the subject securities purchase agreement. TCA seeks monetary damages of $952,323, plus default interest of 25%, attorneys’ fees and costs, and to foreclose on its purported first-priority, perfected security interest on the existing and future assets of LFER (and/or ESD, the guarantor).

TCA and Life On Earth Inc. entered into a binding settlement agreement, and on August 1, 2018, the court dismissed the case without prejudice.

There are no other legal or governmental proceedings that are presently pending or, to our knowledge, threatened, to which we are a party.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have two classes of stock outstanding, Common Stock and Preferred Stock. Our Common Stock is quoted on the OTC Bulletin Board under the symbol “LFER.” The table below sets forth the high and low reported closing prices per share of Common Stock for the period’s indicated. There is no established public trading market for the Preferred Stock.

	2018		2017
	High	Low	High	Low
First quarter	$0.12	$0.07	$1.50	$0.50
Second quarter	$0.49	$0.09	$1.35	$0.30
Third quarter	$0.71	$0.33	$0.41	$0.15
Fourth quarter	$0.53	$0.33	$0.22	$0.06

The Company has not declared dividends and does not intend to in the foreseeable future. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

Holders

As of August 24, 2018, there were 26,564,720 shares of Common Stock issued and outstanding held by 378 shareholders of record. As of August 24, 2018, there were 1,200,000 shares of Preferred Stock issued and outstanding held by 4 shareholders of record. Preferred shares are not convertible and do not receive dividends.

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

Recent Sales of Unregistered Securities

During the year ended May 31, 2017 the company issued a total of 2,046,421 shares of common stock to 12 investors for services provided to the Company, at prices ranging from $0.12 to $1.00 per share.

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

During the year ended May 31, 2018, the Company issued 766,998 shares of common stock to seven (7) vendors at prices ranging from $0.085 to $0.52 per share for services provided to the Company.

In September 2017, the Company purchased 1,100,000 of common stock from Anson Investments Master Fund, LP for a total amount of $63,844 and the shares were subsequently canceled.

In November 2017, the Company issued 2,300,000 of common stock to Shircoo, Inc. at $0.42 per share for convertible debt.

In November 2017, the Company issued 433,333 of common stock to Shircoo, Inc. at $0.40 per share for consulting fees.

In February 2018, the Company issued 343,333 of common stock to the Gankaku Living Trust LLC at $0.30 per share for convertible debt.

In March 2018, the Company issued 40,000 of common stock to a related party at $0.30 per share for convertible debt.

In November 2017, the Company issued 312,500 of common stock to David & Deborah Menanie at $0.40 per share for the acquisition of Victoria’s Kitchen, LLC

In January 2018, the Company issued 312,500 of common stock to Deborah Menanie at $0.51 per share for consulting fees.

In April 2018, the Company issued 727,500 of common stock to Anthony Iemmiti at $0.428 per share for the acquisition of The Giant Beverage Company, Inc.

In April 2018, the Company issued 727,500 of common stock to Frank Iemmiti at $0.428 per share for the acquisition of The Giant Beverage Company, Inc.

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

CURRENT OPERATIONS

Life On Earth, Inc. (the “Company” or “LFER”, “us”, “we” “our”) was incorporated in April 2013 as Hispanica International Delights of America, Inc. as a Delaware company and changed its name to Life On Earth, Inc. in February 2018 and is engaged in the distribution of its own proprietary, licensed and third party functional beverages throughout the United States.

Life On Earth, Inc. is an innovative brand accelerator, incubator and distribution platform focused on building and scaling concepts in the all-natural consumer products category. Our mission is to bring our strategic focus and long-term forward looking vision to consumers in the health, wellness and active lifestyle spaces through superior branding, product quality, targeted acquisitions and retail experience in the functional beverage category.

Our objective is to grow as rapidly as possible (both organically and via strategic alliances and acquisitions) using the public capital markets for access to capital. The companies and assets sought by us will be those that already have market penetration in the following segments: (1) Sales (2) Marketing (3) Distribution and (4) Manufacturing;

Our management team has over 30 years of combined experience in the food and beverage industry. In July 2016, we acquired the company’s first Direct Store Delivery (“DSD”) in an all cash purchase. Since then, we have also acquired the Victoria’s Kitchen brand and The Giant Beverage Company, Inc. giving LFER bi-coastal distribution coverage. LFER has now engaged with a management advisor that is providing direct hands on, management advice, strategic planning, exploring the build out of a Digital Marketing Platform to address the explosion in Online, Social and Mobile marketing and other assistance similar to services seen in more advanced companies.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses from inception of $6,271,434, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities.

At May 31, 2018, we had cash on hand of $189,317 and an accumulated deficit of $6,271,434. See “Liquidity and Capital Resources.”

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

LIQUIDITY AND CAPITAL RESOURCES

During the years ended May 31, 2018 and 2017, the Company did not receive cash proceeds from the sale of the Company’s common stock.

During the years ended May 31, 2018 and 2017, the Company received $1,250,000 and $1,453,000, respectively, from the issuance of convertible promissory notes.

CASH FLOW

Our primary sources of liquidity have been cash from sales of shares, the issuance of a convertible promissory notes and line of credit.

WORKING CAPITAL

As of May 31, 2018 the Company had total current assets of $812,031 and total current liabilities of $3,464,476 resulting in negative working capital of $2,652,445. As of May 31, 2017, the Company had total current assets of $671,111 and total current liabilities of $1,795,764 resulting in negative working capital of $1,124,653.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED MAY 31, 2018 COMPARED TO MAY 31, 2017.

Sales

The acquisitions of ESD during 2017 and VK and GBC during 2018 have allowed us to expand distribution thereby increasing sales by $797,642 to a total amount of $3,255,679 for the year ended May 31, 2018 as compared to $2,458,037 for the year ended May 31, 2017.

Gross Profit

The acquisitions have also allowed us to achieve a positive gross operating margin for each individual subsidiary as stand-alone operations

Operating Expenses

Operating expenses decreased by $585,032 during the year ended May 31, 2018 mainly due to decreases in consultancy - share based compensation of $818,905 and, offset in part by increases in salary costs of $91,442. Salaries are expected to increase as our business expands.

Other Expense

During the year ended May 31, 2018, the Company recorded interest and finance costs of $1,450,523, as compared to $1,418,496 during the year ended May 31, 2017. The interest and finance costs incurred by the Company reflect the cost of the debt incurred by the Company to finance operations.

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

As of May 31, 2018, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and opera on of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of May 31, 2018 is a result of inadequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal controls.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Title	Date first appointed
Fernando Oswaldo Leonzo	48	Chief Executive Officer, Chairman and Director	April 15, 2013 (inception)

Robert Gunther	69	Chief Operations Officer, Treasurer, Secretary and Director	April 15, 2013 (inception)

John Romagosa	39	President and Director	October 10, 2014

Randy Berholtz	57	Director	January 6, 2017

Roy H. DiBenerdini	54	Director	May 1, 2018

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Biographical information of each current officer and director is set forth below.

The Chairman and Chief Executive Officer, Mr. Fernando “Oswaldo” Leonzo, is a founder of, and has been employed by LFER since its inception in April of 2013. Mr. “Oswaldo” Leonzo has over 13 years’ experience in the Food and Beverage industry both from the distribution side as well as the brand side. He has also been working with contract manufacturers and suppliers as well as logistics companies for transshipments both in the U.S. and overseas for both Export and Imports- primarily in Latin America. For the past 14 years Fernando Oswaldo Leonzo has worked for the following companies: Deep River Snacks (NYC Regional Sales Manager from February to December, 2011), Reeds, Inc. (New York Metropolitan Area Sales Manager from January to December, 2010), Cheeseworks, Inc. (Sales Director from December 2008 to December 2009), Presto Food & Beverage, Inc. (President & CEO from July 2001 to December 2008).; Gran Nevada Beverage, Inc. (President from November 2011 to present). He served on the board of directors and founded Presto Food & Beverage, Inc. in 2001. Presto’s LFER beverage brand, SolMaya, grew from zero to over $2 million in sales. This is primarily why he was selected as a director of LFER. Previously, he worked for almost a decade in the financial industry, initially as a sales executive with regional financial firms and later for a major clearinghouse on Wall Street. Prior to his financial service industry experience, he successfully operated a business that distributed recorded music to retailers in the U.S., Mexico and Colombia. He received his undergraduate degree (B.A.) in International Studies from New York University (NYU). He currently serves on the board of directors of LFER.

The Chief Operations Officer, Treasurer and Director, Robert Gunther is a founder of LFER since its inception in April of 2013. He has 25 years’ experience in manufacturing. For the past five years, he has managed his own sales business under his own name specializing in products for apparel and construction. From December 1988 to December 2008 he was a Sr. Account Executive with Georgia Narrow Fabrics / Premier Narrow Fabrics in New York City. As the one of the firm's producing Account Executives, he generated sales to major accounts including Jockey, Fruit of the Loom, Warner, and VF. The product line included a broad range of knit and woven elastic products. In the mid-80s, he helped develop new apparel customers and manufacturing facilities for Hewlett Manufacturing. From July 1971 to April 1986, he was vice president at Gunther & Sharfman, a family-owned apparel manufacturing business. He participated in design, merchandising, sales, purchasing and manufacturing. His background includes 25 years of experience managing in purchasing and negotiation contracts for materials. Gunther has a BS from Long Island University. Mr. Gunther’s extensive business experience combined with his personal interest in the business is expected to provide the Board with insight and guidance in matters of corporate finance, business development and industry strategy.

President and Director, John Romagosa, is currently the managing director and founder of Latin Sales & Marketing, LLC. (“LSM“), founded in 2012. LSM is a leading brokerage/marketing/consulting firm innovating the retail, foodservice and private label sector of the Hispanic consumer packed goods industry. LSM facilitates the emergence of major Latin manufacturers and US manufacturers for the steadily growing Hispanic market in the USA. Mr. Romagosa's extensive experience and relationships, within the Hispanic and Ethnic Food industry, will benefit the Board of LFER as it positions the company, its management, its products, and its distribution channels in becoming a leading edge company in the fastest growing segment of the food industry.

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

Randy Berholtz – Independent Director

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

Roy H. DiBenerdini -- Independent Director

Roy is an accomplished Entrepreneur, Senior Executive, and CEO with more than 30 years of success across the investment, technology, analytics, and marketing industries. Throughout his executive career, Mr. DiBenerdini has held leadership positions at companies including iiON Corporation, AOL Digital Marketing Services, Computer and Information Sciences, Inc. and American Airlines / AMR Corporation. He is the CEO and Managing Partner at Green Room Fund, LLC and Managing Director at College Hill Ventures, PBC. He implemented the very first online customer loyalty program – AOL Rewards, which resulted in significant growth from 10M subscribing customers to more than 34M. He has also seen tremendous success as a CEO and an entrepreneur, raising more than $22M in funding for his companies. He raised $10M of funding for iiON Corporation whose clients included AOL, Disney, ESPN, Microsoft, Fast Company, Red Herring, Inc. Magazine, and Sony. He is a former Airline Advisory Board member to the United States Travel & Tourism Administration (U.S. Dept. of Commerce) and currently serves on the board of several early stage companies. Mr. DiBenerdini has a B.S. in Aerospace Engineering from The University of Texas at Arlington.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules) for the fiscal year ended May 31, 2018.

Summary Compensation Table for Fiscal Year Ended May 31, 2018

			All other
Name and principal position	Year	Salary	Compensation
Fernando Oswaldo Leonzo (1)	2018	$44,800	$24,000
Chief Executive Officer & Chairman of the Board

Robert Gunther (1) (2)	2018	$—	$30,750
Chief Operations Officer, Treasurer and Secretary

John Romagosa (1)	2018	$—	$24,000
President

_____________

(1)	During 2018 Mr. Leonzo, Mr. Gunther and Mr. Romagosa received a travel reimbursement allowance of $24,000.

(2)	During 2018, rent of $6,750 was earned by Mr. Gunther and is listed in the table above as “All Other Compensation.” The forms of payment are described in Note 7.

The Summary Compensation Table omits columns for Bonus, Stock Awards, Option Awards, Non-Equity Incentive Plan Compensation as no such amounts were paid to the named executive officers during the fiscal year ended May 31, 2018.

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules) for the fiscal year ended May 31, 2017.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and principal position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation

Fernando Oswaldo Leonzo	2017	$18,683	$—	$—	$—	$—	$18,000
Chief Executive Officer & Chairman of the Board

Robert Gunther (1) (2)	2017	$—	$-	$—	$—	$—	$27,000
Chief Operations Officer, Treasurer, Secretary & Director

John Romagosa (1)	2017	$2,500	$—	$—	$—	$—	$18,000
President & Director

___________

(1)	During 2017 Mr. Leonzo, Mr. Gunther and Mr. Romagosa received a travel reimbursement allowance of $18,000.

(2)	Rent of $9,000 earned by Mr. Gunther is listed in the table above as “All Other Compensation.” The forms of payment are described in Note 7.

 The Company has no other plans in place and has never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreements

As a result of our acquisition of ESD, we retained Mr. Jose Castaneda, one of the selling founders, as Sales Manager for a term of twelve (12) months at an annual salary of $58,000, pursuant to an employment agreement to manage operations at the ESD facility in Gilroy, California. The agreement expired in July 2017.

As a result of our acquisition of GBC during 2018, we retained Mr. Frank Iemmitti, one of the selling founders, as Sales Manager for a term of twenty-four (24) months at an annual salary of $75,000, pursuant to an employment agreement to manage operations at the GBC facility in Staten Island, New York.

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

Outstanding Equity Awards at Fiscal Year-End

As of May 31, 2018 and 2017, there were no outstanding options or warrants to purchase, or other instruments convertible into, common equity of the Company, related to equity awards.

Director Compensation

The Company is currently creating an Independent Compensation committee, reporting to the Board, with a compensation schedule for both Independent Board members as well as Executives of the Company which is intended to be retroactive to June 1, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of August 24, 2018 by:

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

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership (1)	Percent of class (2)
Common Stock	Fernando Oswaldo Leonzo, Director & Officer	3,800,000	11.6%
	575 Lexington Ave., 4th Fl. New York, NY 10022

Common Stock	Robert Gunther, Director & Officer	900,000	2.7%
	575 Lexington Ave., 4th Fl. New York, NY 10022

Common Stock	John Romagosa, Director & Officer	1,560,000	4.7%
	575 Lexington Ave., 4th Fl. New York, NY 10022

All Executive Officers and Directors as a group consisting of 3 individuals		6,260,000	19.0%

Common Stock	Shircoo, inc.	8,019,557	24.4%
	2350 E. Allview Terrace, Los Angeles, CA 90068

The percent of class is based on 26,393,942 shares of common stock issued and outstanding as of August 24, 2018 plus 6,493,718 shares beneficially owned from the conversion of debt and the execution of warrants.

(1)	Shares are restricted and fully vested.

(2)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Securities Authorized For Issuance Under Equity Compensation Plans

We have not adopted any Equity Compensation Plans as of May 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our CEO, Fernando “Oswaldo” Leonzo, owns no shares in Gran Nevada, however he serves as Gran Nevada’s current President. Robert Gunther, our Chief Operating Officer owns 12% of the common stock of Gran Nevada.

The Company leased its offices on a month to month basis from Mr. Robert Gunther for $750 per month. The current officers and directors of the Company are involved in other business activities and may, in the future, become involved in additional business opportunities. There are no contracts, options, warrants, rights, licensing agreements, employment agreements or any other agreements of any kind between LFER and any of its current officers and directors. If a specific business opportunity becomes available, such person may face a conflict in selecting between our business interest and their other business interests. The policy of the Board is that any personal business or corporate opportunity incurred by an officer or director of LFER must be examined by the Board and turned down by the Board in a timely basis before an officer or director can engage or take advantage of a business opportunity which could result in a conflict of interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

In July 2015, the Company engaged Raich Ende Malter & Co. LLP as its independent registered public accounting firm.

The aggregate fees billed to the Company for services rendered in connection with the years ended May 31, 2018 and 2017 are set forth in the table below:

Fee category	2018	2017
Audit fees (1)	$98,770	$101,103
Audit related fees (2)	—	4,055
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$98,770	$105,158

___________

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. Total fees billed by Raich Ende Malter & Co. LLP for the audit of our fiscal year ended May 31, 2018 and 2017 financial statements was $50,000 and $51,504, respectively. Total fees billed by Raich Ende Malter & Co. LLP the review of our quarterly financial statements, and other fees was $48,770 and $49,599 for the fiscal years ended May 31, 2018 and 2017, respectively.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The financial statements of Life On Earth, Inc. are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

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

__________

(*) Filed herewith

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

LIFE ON EARTH, INC.

Dated: September 7, 2018	By:	/s/ Fernando Oswaldo Leonzo
Fernando Oswaldo Leonzo Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Fernando Oswaldo Leonzo	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 7, 2018
Fernando Oswaldo Leonzo

/s/ Robert Gunther	Chief Operating Officer, Secretary, Treasurer, Director (Principal Financial Officer and Principal Accounting Officer)	September 7, 2018
Robert Gunther

/s/ John Romagosa	President and Director	September 7, 2018
John Romagosa

/s/ Randy Berholtz	Director	September 7, 2018
Randy Berholtz

/s/ Roy DiBenerdini	Director	September 7, 2018
Roy DiBenerdini

PART IV - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Life On Earth, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Life On Earth, Inc. and its Subsidiaries (the “Company”) as of May 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for each of the years in the two-year period ended May 31, 2018, and the related notes, collectively referred to as the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the consolidated financial statements, the Company has incurred losses from operations since its inception, has negative working capital, and a stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP
We have served as the Company’s auditor since 2015
Melville, New York
September 7, 2018

Life On Earth, Inc.
Consolidated Balance Sheets

	May 31,	May 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$189,317	$217,598
Accounts receivable, net of allowance for doubtful accounts of $14,000 and $0 as of May 31, 2018 and 2017, respectively	181,551	160,306
Inventory	338,920	293,207
Prepaid expenses	102,243	—
Total current assets	812,031	671,111

Other Assets:
Equipment, net of accumulated depreciation of $30,937 and $14,508 as of May 31, 2018 and 2017, respectively	111,777	60,492
Notes receivable	47,909	—
Goodwill	785,000	—
Customer lists, net of accumulated amortization of $80,822 and $35,625 as of May 31, 2018 and 2017, respectively	801,178	339,375
Security deposits	22,245	5,245

	$2,580,140	$1,076,223

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$1,815,962	$719,193
Note payable - related party	2,000	—
Notes payable, net of unamortized deferred financing costs of $0 and $129,208 as of May 31, 2018 and 2017, respectively	560,000	229,506
Convertible notes payable, net of unamortized deferred financing costs of $638,467 and $246,213 as of May 31, 2018 and 2017, respectively	809,533	556,787
Loans payable, net of unamortized deferred financing costs of $67,834 and $100,322 as of May 31, 2018 and 2017, respectively	185,689	278,865
Lines of credit	38,898	11,413
Loans payable - stockholder	52,394	—
Total current liabilities	3,464,476	1,795,764
Other Liabilities
Loans payable	49,479	—
Loans payable - stockholders	57,601	—

Total Liabilities	3,571,556	1,795,764

Commitments and contingencies

Stockholders' Deficiency:
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized, 1,200,000 shares issued and outstanding	1,200	1,200
Common stock, $0.001 par value; 100,000,000 shares authorized, 23,581,586 and 18,717,922 shares issued and outstanding as of May 31, 2018 and 2017, respectively	23,582	18,717
Additional paid-in capital	5,255,236	3,055,121
Accumulated deficit	(6,271,434)	(3,794,579)
	(991,416)	(719,541)

	$2,580,140	$1,076,223

The accompanying notes are an integral part of these consolidated financial statements.

Life On Earth, Inc.
Consolidated Statements of Operations

	For the years ended May 31,
	2018	2017

Sales, net	$3,255,679	$2,458,037
Cost of goods sold	2,529,418	1,779,678
Gross profit	726,261	678,359

Expenses:
Salaries and benefits	549,426	457,984
Professional fees	309,942	386,364
Consultancy - share based compensation	204,720	1,023,625
Travel	113,423	97,093
Repairs and maintenance	107,930	63,850
Rent	77,182	67,799
Depreciation and amortization	59,837	50,133
Advertising and promotion	72,907	23,818
Officers' compensation	49,233	21,183
Other	207,993	145,776
	1,752,593	2,337,625

Loss from operations	(1,026,332)	(1,659,266)

Other income and (expenses)
Vendor settlement	—	97,731
Interest and financing costs	(1,450,523)	(1,418,496)

Net loss	$(2,476,855)	$(2,980,031)

Basic and diluted loss per share	$(0.12)	$(0.19)

Basic and diluted weighted average number of shares outstanding	20,782,736	15,877,927

The accompanying notes are an integral part of these consolidated financial statements.

Life On Earth, Inc.

Consolidated Statements of Changes in Stockholders' Deficiency

	Common Stock		Series A Preferred		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficiency
Balance - June 1, 2016	13,040,471	$13,040	1,200,000	$1,200	—	$—	$721,413	$(814,548)	$(78,895)
Issuance of common shares to repay notes payable	339,772	340	—	—	—	—	102,594	—	102,934
Discount on issuance of convertible debt							662,826		662,826
Issuance of common shares for services	1,888,941	1,889	—	—	—	—	1,371,737	—	1,373,626
Issuance of common shares for interest	157,480	157					199,842		199,999
Warrant exercise	1,501,258	1,501	—	—	—	—	(1,501)	—	—
Issuance of common shares for convertible debt at par value	1,790,000	1,790	—	—	—	—	(1,790)	—	—
Net Loss								(2,980,031)	(2,980,031)

Balance - May 31, 2017	18,717,922	18,717	1,200,000	1,200	—	—	3,055,121	(3,794,579)	(719,541)

Issuance of common shares for services	1,079,498	1,080	—	—	—	—	296,609	—	297,689

Issuance of common shares for deferred financing costs	2,733,333	2,733	—	—	—	—	947,267	—	950,000

Issuance of common shares for convertible debt	383,333	383	—	—	—	—	122,213	—	122,596

Issuance of common shares for in connection with acquisitions	1,767,500	1,769	—	—	—	—	745,244	—	747,013

Common shares repurchased for treasury	(1,100,000)	(1,100)	—	—	1,100,000	1,100	(62,744)	—	(62,744)

Retirement of treasury stock	—	—	—	—	(1,100,000)	(1,100)	—	—	(1,100)

Discount on convertible debt	—	—	—	—	—	—	151,526	—	151,526

Net loss	—	—	—	—	—	—	—	(2,476,855)	(2,476,855)

Balance - May 31, 2018	23,581,586	$23,582	1,200,000	$1,200	—	$—	$5,255,236	$(6,271,434)	$(991,416)

The accompanying notes are an integral part of these consolidated financial statements.

Life On Earth, Inc.
Consolidated Statements of Cash Flows

	For the years ended May 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(2,476,855)	$(2,980,031)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	204,719	1,023,625
Stock paid for interest	—	240,173
Depreciation and amortization	59,837	50,133
Amotization of interest and financing costs	1,215,643	1,058,358
Interest on note payable settlement	195,865
Provision for bad debts	14,000
Forgiveness of notes receivables	13,435
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	14,144	(158,614)
Inventory	74,134	(280,320)
Prepaid expenses and other current assets	(9,273)	14,740
Increase (decrease) in:
Accounts payable and accrued expenses	567,076	691,143
Customer advances	—	(20,880)
	(127,275)	(361,673)

Cash Flows From Investing Activities
Acquisition of subsidiaries, net of cash acquired	12,216	—
Equipment acquired	—	(75,000)
Customer list acquired	—	(375,000)
Payment of security deposit	(17,000)	(5,245)
	(4,784)	(455,245)

Cash Flows From Financing Activities
Proceeds from loans payable, net of financing costs	420,176	656276
Repayment of loans payable	(513,352)	(648,413)
Proceeds from notes payable	—	645,784
Repayment of notes payable	—	(309,786)
Proceeds from lines of credit, net of financing costs	85,650	15,000
Payment of lines of credit	(73,998)	(3,587)
Proceeds from loan payable - related party	20,000	—
Payment of loan payable - related party	(23,600)	(10,000)
Proceeds from convertible notes payable, net of financing costs	857,746	665,000
Repayment of convertible notes payable	(605,000)	(3,000)
Purchase of treasury stock	(63,844)	—
	103,778	1,007,274

Net (Decrease)/ Increase in Cash and Cash Equivalents	(28,281)	190,356

Cash and Cash Equivalents - beginning	217,598	27,248

Cash and Cash Equivalents - end	$189,317	$217,598

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$39,015	$100,651

Noncash investing and financing activities:
Conversion of debt to common stock and additional paid in capital	$122,596	$62,760

Common stock issued for acquisition	$747,013	$—

Common stock and warrants issued for financing costs	$1,101,526	$1,012,826

Payments of loans payable with proceeds of additional loans payable	$—	$137,035

In October 2017; April 2018 and July 2016, the Company acquired certain business net assets (See Note 3, 4 and 6)
Cash	$120,296	$—
Accounts receivable	49,389	—
Inventory	119,847	—
Trucks, trailers & equip at cost	65,925	75,000
Notes Receivable	61,344	—
Goodwill	785,000	—
Customer list	507,000	375,000
Accounts payable	(419,043)	—
Interco loans	(116,071)	—
Notes Payable	(108,600)	—
Loans payable	(209,995)	—
Purchase price of business net assets	(855,092)	(450,000)
	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Life On Earth, Inc.

Notes to Consolidated Financial Statements

May 31, 2018 and 2017

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

Life On Earth, Inc. is an innovative brand accelerator, incubator and distribution platform focused on building and scaling concepts in the all-natural consumer products category. We focus on building brands within the alternative beverage space. We are a dynamic and innovative all-natural consumer packaged goods company focused but not limited to the emerging beverage and snack industry. We manufacture and distribute our brands through our distribution subsidiaries in New York and California.

The accompanying consolidated financial statements include the financial statements of Life On Earth, Inc. (“LFER”) and its wholly owned subsidiaries, Energy Source Distributors Inc., (“ESD”), Victoria’s Kitchen, LLC (“VK”) and The Giant Beverage Company, Inc. (“GBC”)

LFER was incorporated in Delaware in April 2013 and acquired ESD in July 2016, VK in October 2017, and GBC in April 2018. The Company currently markets and sell beverages, primarily in New York and California.

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

In March 2017, the Company discontinued an exclusive distribution agreement with a vendor. In accordance with the distribution agreement, the Company received a “Termination Payment”, as defined, in the amount of $97,731, which was recorded as other income during the year ended May 31, 2017.

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

Net Loss Per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti -dilutive. As of May 31, 2018 and 2017, warrants and convertible notes payable could be converted into approximately 4,335,000 and 730,000 shares of common stock, respectively.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of May 31, 2018, and does not expect this to change significantly over the next 12 months.

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

Accounts receivable is reported net of an allowance for doubtful accounts. The allowance is based on management's estimate of the uncollectible accounts receivable. As of May 31, 2018 and 2017, the allowance for doubtful accounts was $14,000 and $0, respectively.

Inventory

Inventory consists of finished goods and raw materials which are stated at the lower of cost (first-in, first-out) and net realizable value.

Equipment

Equipment is stated at cost. The Company provides for depreciation based on the useful lives of the assets using straight-line methods. Expenditures for maintenance, repairs, and betterments that do not materially prolong the normal useful life of an asset have been charged to operations as incurred. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from these accounts, and the resulting gain or loss, if any, is reflected in operations.

Advertising

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to approximately $72,900 and $23,800 for the years ended May 31, 2018 and 2017, respectively.

Shipping and Handling

Shipping and handling costs are included in costs of goods sold.

Business combination

GAAP requires that all business combinations not involving entities or businesses under common control be accounted for under the acquisition method. The Company applies ASC 805, "Business combinations", whereby the cost of an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued. The costs directly attributable to the acquisition are expensed as incurred. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total of cost of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the consolidated statements of operations and comprehensive income.

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates, terminal values, the number of years on which to base the cash flow projections, as well as the assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates to be used based on the risk inherent in the related activity's current business model and industry comparisons. Terminal values are based on the expected life of products and forecasted life cycle and forecasted cash flows over that period. The Company's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any changes to provisional amounts identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, effective for fiscal years beginning after December 15, 2018, that attempts to establish a uniform basis for recording revenue to virtually all industries’ financial statements. The Company must adopt the pronouncements no later than June 1, 2019. The revenue standard’s core principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration expected to be received for those goods or services. Additionally, the new guidance requires enhanced disclosure to help financial statement users better understand the nature, amount, timing and uncertainty of the revenue recorded. Management does not believe that the adoption of this pronouncement will have a material impact on the company’s consolidated financial statements.

In July 2015, FASB issued ASU 2015-11, “Inventory. Simplifying the Measurement of Inventory.” This amendment requires companies to measure inventory at the lower of cost or net realizable value. The Company adopted this amendment in the current fiscal year, and the implementation did not have a material impact on the Company’s consolidated financial statements.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 2 - CONCENTRATIONS

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash with high quality credit institutions. At times, balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Cash in banks is insured by the FDIC up to $250,000 per institution, per entity. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its account receivable credit risk exposure is limited.

Sales and Accounts Receivable

One customer accounted for approximately 11% of the Company’s accounts receivable and sales as of and for the year ended May 31, 2018.

One customer accounted for approximately 30% of the Company’s accounts receivable at May 31, 2017. There were no concentrations of sales for the year ended May 31, 2017.

Note 3 – GBC ACQUISITION

To support the company’s strategic initiatives, the Company acquired GBC for its distribution capabilities in the New York metropolitan region.

Effective April 26, 2018, the Company acquired all of the outstanding stock of GBC for total consideration of $730,092, of which, $108,079 was paid in cash and $622,013 was paid by the issuance of 1,455,000 shares of the Company’s common stock at $0.4275 per share. If, after 12 months from the date of the closing, the shares are trading below twenty ($0.20) cents per share, the Company shall issue 485,000 additional shares as additional stock consideration. The company has determined the value of these contingent shares to be di minimis. In conjunction with the closing, the stockholders of GBC are subject to the provisions of a non-competition/non-solicitation/non-disclosure agreement. One of the former stockholders of GBC has been appointed as the Company’s General Manager pursuant to a 2-year employment agreement.

At April 26, 2018, the fair value of the assets acquired and liabilities assumed from GBC were as follows:

Assets:
Cash	$118,941
Accounts receivable	36,365
Inventory	79,283
Equipment	65,925
Notes receivable	61,344
Goodwill	590,000
Customer list	507,000
$1,458,858
Liabilities:
Accounts payable	$402,700
Intercompany loans	116,071
Line of credit	15,833
Loans payable	194,162
$728,766

Net Assets Acquired	$730,092

The estimated useful life of the customer list is five (5) years. Amortization expense of $8,467 was recorded during the year ended May 31, 2018. The estimated useful life of the equipment is five (5) years. Depreciation expense of $3,987 was recorded during the year ended May 31, 2018.

The goodwill acquired will be amortized over fifteen (15) years for tax purposes.

From the date of acquisition through May 31, 2018, GBC generated sales of approximately $325,000, cost of goods sold of approximately $269,000 and net losses of approximately $39,000.

See Note 5 for the unaudited pro forma condensed consolidated statements of operations for the year ended May 31, 2018.

Note 4 – VK ACQUISITION

To support the Company’s strategic initiatives, the Company acquired VK and the VK brands.

Effective October 19, 2017, the Company acquired 100% of the outstanding membership interests of VK, for 312,500 restricted shares of the Company’s common stock at a price of $0.40 per share for a total consideration of $125,000.

At October 19, 2017, the fair value of the assets acquired and liabilities assumed from VK were as follows:

Cash	$1,355
Accounts receivable	13,024
Inventory and work in process	40,564
Accounts payable	(16,343)
Notes payable	(108,600)
Goodwill	195,000
Net assets acquired	$125,000

The goodwill acquired will be amortized over fifteen (15) years for tax purposes.

From the date of acquisition through May 31, 2018, VK generated sales of approximately $63,000, cost of goods sold of approximately $43,000 and net losses of approximately $2,000.

See Note 5 for the unaudited pro forma condensed consolidated statements of operations for the year ended May 31, 2018.

Note 5 – UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Life On Earth, Inc.
Unaudited ProForma Condensed Consolidated Financial Information
For the year ended May 31, 2018

	LFER	VK	GBC	ProForma Adjustments	Notes	ProForma Combined

Sales, net	$2,867,857	$120,006	$3,117,117			$6,104,980
Cost of goods sold	2,217,067	81,845	2,782,880			5,081,791
Gross profit	650,790	38,161	334,237			1,023,188

Operating expenses	1,634,894	27,911	381,694	136,869	(a)	2,181,368

Net (loss) income before other expenses	(984,104)	10,250	(47,457)	(136,869)		(1,158,180)

Other expenses	(1,404,036)	(28,933)	(18,389)			(1,451,358)

Net loss	$(2,388,140)	$(18,683)	$(65,846)	$(136,869)		$(2,609,538)

See accompanying notes to the condensed consolidated unaudited proforma financial information.

Life On Earth, Inc.

Notes to the Unaudited Pro Forma Condensed Consolidated Financial Information

Proforma Note 1. — Basis of presentation

The unaudited pro forma condensed consolidated financial statements are based on Life On Earth, Inc.’s (the “Company”, “LFER”) historical consolidated financial statements as adjusted to give effect to the acquisitions of VK and GBC. The unaudited pro forma statement of operations for the year ended May 31, 2018 gives effect to the VK and GBC acquisitions as if they had occurred on June 1, 2017.

Proforma Note 2 —Purchase price allocation

See Notes 3 and 4 for the purchase price allocations of GBC and VK, respectively.

The unaudited pro forma condensed financial information includes various assumptions, including those related to the purchase price allocation of the assets acquired from VK and GBC based on management’s best estimates of fair value.

Proforma Note 3 — Pro Forma adjustment

The pro forma adjustments are based on our estimates and assumptions that are subject to change. The following adjustments have been reflected in the unaudited pro forma condensed consolidated financial information:

(a) Reflects the depreciation related to the acquired property and equipment and the amortization of the intangible assets acquired.

Proforma Note 4 — Commitments

In connection with the acquisition of GBC, the Company assumed a lease for approximately 5,250 square feet of office and warehouse space located in Staten Island, New York at a base rent of $8,500 per month. The lease terminates on April 26, 2023, In addition, the Company entered into an employment agreement, beginning April 26, 2018, with a general manager for a period of two years at a cost of $75,000, per year.

Note 6 – ESD ACQUISITION

Effective July 7, 2016, the Company acquired all of the net assets of Energy Source Distributors, Inc. by purchasing all of the outstanding shares of common stock for $450,000.

The following table presents the unaudited pro forma condensed consolidated statements of operations for the year ended May 31, 2017

Unaudited Pro Forma Condensed Consolidated Statements of Operations
For the year ended May 31, 2017

			Pro Forma	Pro Forma
	LFER	ESD	Adjustments	Combined

Product sales, net	$142,236	$2,661,919	$—	$2,804,155
Cost of goods sold	116,667	1,933,120	—	2,049,787
Gross income	25,569	728,799	—	754,368

Selling, general, and administrative expenses	1,533,419	871,106	—	2,404,525

Net (loss) before other income and expenses	(1,507,850)	(142,307)	—	(1,650,157)

Other income and (expenses)	(1,250,937)	(103,175)	—	(1,354,112)

Provision for income taxes	—	—	—	—

Net loss	$(2,758,787)	$(245,482)	$—	$(3,004,269)

Basic and diluted loss per share	$—	$—	$—	$(0.19)

Basic and diluted weighted average number of shares outstanding	—	—	—	15,877,927

See accompanying notes to the Unaudited Pro Forma Condensed Consolidated Financial Information

Unaudited Pro Forma Condensed Consolidated Statements of Operations

Notes to the Unaudited Pro Forma Condensed Consolidated Statements of Operations

Pro Forma Note 1. — Basis of presentation

The unaudited pro forma condensed consolidated statements of operations for the year ended May 31, 2017 gives effect to the ESD acquisition as if it had occurred on June 1, 2016.

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

The estimated useful life of the intangible assets is ten (10) years. Amortization expense of $35,625 was recorded during the year ended May 31, 2017.

The estimated useful life of the equipment is five (5) years. Depreciation expense of $14,508 was recorded during the year ended May 31, 2017.

Note 7 - GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from VK and GBC as disclosed in Notes 3 and 4. The changes in the carrying amount of goodwill for the years ended May 31, 2018 and 2017 were as follows:

	2018	2017
Balance at beginning of the year	$—	$—
Acquistion of GBC (Note 3)	590,000	—
Acquistion of VK (Note 4)	195,000	—

Balance at the end of the year	$785,000	$—

Goodwill resulting from the business acquisitions completed in the year ended May 31, 2018 has been allocated to the financial records of the acquired entity. For the year ended May 31, 2018, the Company did not have goodwill impairment. As of May 31, 2018, there had not been any accumulated goodwill impairment provided.

The goodwill acquired will be amortized over fifteen (15) years for tax purposes.

Note 8 – INTANGIBLE ASSETS

Intangible assets as of May 31, 2018 and 2017 were as follows:

	2018	2017
Intangible assets:
Intangible assets to be amortized:
Business relationships and customer lists	$882,000	$375,000

Less: accumulated amortization:
Intangible assets to be amortized:
Business relationships and customer lists	80,822	35,625

Net book value at the end of the year	$801,178	$339,375

The Company’s intangible assets are tested for impairment if impairment indicators arise. The Company amortizes its intangible assets using the straight-line method over a period ranging from 5-10 years.

Amortization expense for the years ended May 31, 2018 and 2017 was approximately $45,197 and $35,625, respectively.

The annual estimated amortization expense for intangible assets for the five succeeding years is as follows:

For the years ended May 31,
	2019	$138,900
	2020	$138,900
	2021	$138,900
	2022	$138,900
	2023	$129,953
Thereafter		$115,625
		$801,178

Note 9 - LOANS PAYABLE – STOCKHOLDERS

In April 2016, a stockholder and officer lent the Company $10,000. The loan bore interest at 18% per annum. The maturity date of the note was July 1, 2016. The loan was repaid on October 17, 2016. Interest expense on the note of $229 was recorded during the year ended May 31, 2017.

In connection with the acquisition of GBC, the Company entered into a loan agreement with the former owners of GBC in the amount of $109,995. The former owners of GBC became stockholders of the Company when the acquisition of GBC was completed. The loan bears interest at 7% per annum, requires monthly payments of principal and interest totaling $4,925, and matures in April 2020, at which time all unpaid principal and interest is due. The loan is secured by all of the assets of GBC. At May 31, 2018 the outstanding balance of the loan was $109,995.

As of May 31, 2018, future principal payments of the loan were approximately as follows:

For the year ended May 31,
2019	$52,394
2020	57,601
$109,995

Note 10 – NOTES PAYABLE – RELATED PARTY

In June 2017, the Company issued a demand note in the amount of $20,000 to a related party. The note is unsecured, bears interest at 15% and matured October 2016. During October 2017, the Company repaid $18,000 of the note. During the year ended May 31, 2018, the Company recorded interest expense of $1,239. At May 31, 2018, the unpaid balance of the loan was $2,000. The unpaid balance continues to accrue interest at 15% and the lender has not demanded payment.

Note 11 – NOTES PAYABLE

In July 2016, the Company entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Facility”) with TCA Global Credit Master Fund L.P. (“TCA”) for a total amount of $7.5 million. ESD is Corporate Guarantor to the Credit Facility. Under the terms of the Credit Facility, the Company paid advisory fees to TCA in the amount of $350,000, through the issuance of 374,332 shares of common stock. On July 5, 2016, the Company borrowed $650,000 from the Credit Facility and used the proceeds to acquire ESD for $450,000; payoff a note payable in the amount of $32,534; $74,466 was used to pay vendors for inventory purchases and $93,000 was paid to TCA for closing fees. The credit facility had a maturity date of December 27, 2017. The credit facility required fees and interest only payments at 12% during the first two months. Principal payments began in the third month. At the maturity date, all unpaid principal and interest was due. The advisory fees and closing fees totaling $443,000 were recognized as deferred financing costs. In June 2018, the Company and TCA mutually agreed to settle the debt for a total amount of $560,000, of which $410,000 is to be paid in cash in 6 equal monthly installments of $68,333 beginning in June 2018 and $150,000 to be paid with shares of the Company’s common stock. As of May 31, 2018 and 2017, the outstanding balance was $560,000 and $358,714, respectively.

As of May 31, 2018, future principal payments of the note payable were approximately as follows:

For the twelve months ending May 31,

2019	$560,000

Note 12 – CONVERTIBLE NOTES PAYABLE

During the quarter ended November 30, 2016, the Company entered into Convertible Promissory Note Agreements (The “Convertible Notes”) with seven (7) individuals (“Holders”) pursuant to which they purchased the Company’s unsecured fixed price convertible promissory notes in the aggregate principal amount of $803,000. The Convertible Notes carry interest at the rate of 5% per annum and mature at various dates through November 7, 2017. The Convertible Notes were issued with a 10% original issue discount. As additional consideration for the purchase of the Convertible Notes, the Company has issued an aggregate of 1,790,000 shares of its common stock to the Holders, during March 2017. Pursuant to the Convertible Notes, the Company issued common stock purchase warrants (The “Warrants“). The Warrants allow the Holders to purchase up to an aggregate of 730,000 shares of the Company’s common stock at an exercise price of $0.85 per share until September 30, 2021. Also, under the terms of the Convertible Notes, the Company and the Holders entered into a registration rights agreement covering the 1,790,000 shares issued. Pursuant to the terms of the registration rights agreement, the Company has filed a registration statement with the U.S. Securities and Exchange Commission covering up to an aggregate of 6,033,131 shares of the Company’s common stock. The registration became effective on March 29, 2017.

On September 20, 2017 and upon maturity, the Company repaid one Convertible Note Holder the principal amount of $440,000 and, accrued and unpaid interest in the amount of $21,156. In addition, the Company purchased 1,100,000 shares of treasury stock from the Holder for $63,844 and subsequently the shares were cancelled.

In November 2017, the Company borrowed $20,000 from a related party. The note matured in May 2018, bears interest at 7% per annum and is convertible into common stock of the Company at a fixed price of $0.15 per share. As additional consideration for the issuance of the convertible note, the Company issued 40,000 shares of the Company’s common stock on March 1, 2018. As a result of this transaction the Company recorded a deferred finance cost of $20,000, all of which was amortized during the year ended May 31, 2018. As of May 31, the unpaid balance of the note was $20,000.

On November 6, 2017 and upon maturity, the Company repaid two Convertible Note Holders the aggregate principal amount of $165,000 and, accrued and unpaid interest in the amount of $8,747.

During November 2017, the Company and the remaining four Convertible Note Holders agreed to extend the maturity date of their respective Convertible Notes to September 30, 2018. As of May 31, 2018, the outstanding balance was $198,000.

On September 25, 2017, the Company entered into a note purchase agreement (“NPA”), pursuant to which the Company issued a 7% secured promissory note (“SPN”) in the principal amount of $650,000 (the “650K Note”), which matures on March 25, 2019. As additional consideration for the issuance of the SPN, the Company issued 1,500,000 restricted shares of the Company’s common stock at $0.20 per share, which was recorded as a deferred finance cost. The deferred finance cost is being amortized over the life of the SPN.

On November 3, 2017, the NPA was amended and an additional 7% SPN was issued to the purchaser in the principal amount of $175,000 (the “$175K Note”), which matures on May 3, 2019. As additional consideration for the issuance of the $175K Note, the Company issued 800,000 restricted shares of the Company’s common stock at $0.42 per share, which was recorded as a deferred finance cost. The deferred finance cost is being amortized over the life of the SPN.

Both SPN’s are secured by a continuing security interest in substantially all assets of the Company. Under the terms of the NPA, the Company was required to pay a consulting fee of $65,000 to the purchaser. In November 2017, the purchaser agreed to and accepted from the Company, 433,333 shares of the Company’s common stock, which shares were issued at $0.40 per share, in lieu of payment of the consulting fee, which was recorded by the Company as a deferred finance cost. The deferred finance cost is being amortized over the life of the SPN’s.

On January 26, 2018, the Company entered into a NPA, pursuant to which the Company issued a Note in the amount of $125,000 (the “Note Purchase”). The Note bears interest at 7% per annum and matures on January 26, 2019. In connection with the NPA, the Company and the Purchaser also entered into a Side Letter, pursuant to which, as additional consideration for the NPA, the Company agreed to (i) pay to the Purchaser, the first $125,000 in cash proceeds received by the Company in connection with a NPA from third parties unaffiliated with the Purchaser (the “Cash Payment”) shall be used to reduce the amount due to the Purchaser under the $175K Note , and (ii), with certain exceptions, not issue any shares of common stock or other securities convertible into shares of common stock unless and until the Cash Payment has been made in full. As of May 31, 2018, the outstanding balance was $125,000.

As further consideration for the Note Purchase, the Company entered into an agreement to amend certain SPN’s (the “Note Amendment”), pursuant to which the $175K Note and the $650K Note (together, the “Old Notes”) were amended to provide the Purchaser with the ability to convert the principal amount of such Old Notes, together with accrued interest thereon, into shares of the Company’s common stock (the “Conversion Shares”). Pursuant to the Note Amendment, the conversion price shall be equal to $0.30, subject to adjustments as set forth in the Note Amendment, and the number of Conversion Shares issuable upon conversion of the Old Notes shall be equal to the outstanding principal amount and accrued but unpaid interest due under the terms of the Old Notes to be converted, divided by the Conversion Price. As of May 31, 2018, the outstanding balance was $825,000.

As a result of this transaction the Company recorded a deferred finance costs on the Old Notes and the Note Purchase of $950,000, of which $392,535 was amortized during the year ended May 31, 2018.

Accrued and unpaid interest expense on the NPA of $42,485 was recorded by the Company during the year ended May 31, 2018, and is reported as accounts payable and accrued expenses.

In connection with the acquisition of VK, the Company assumed a promissory note in the amount of $108,600. The note accrued interest at an annual rate of 6.5% and matured on March 31, 2018. During the year ended May 31, 2018, the Company recorded interest expense of $1,883. In December 2017, the Company made a principal payment of $5,000. On January 26, 2018, the Company entered into a Note Exchange Agreement (the “NEA”) with the owner of the promissory note assumed from VK, pursuant to which the owner agreed to cancel the promissory note in exchange for a new secured convertible promissory note (the “Note”) in the aggregate principal amount equal to $103,000, the outstanding balance. On February 14, 2018, the owner of the promissory note elected to convert the Note into 343,333 shares of the Company’s common stock.

In February 2016, the company offered a note purchase agreement, in the aggregate amount of up to $700,000 (the “Note Offering”).

Notes issued under the Note Offering shall mature one year from the date of issuance (the “Maturity Date”), shall accrue interest at the simple rate of 7.0% per annum, and are convertible, at the holder’s option, prior to the Maturity Date into that number of shares of the Company’s common stock, equal to the lower of (i) $0.30 per share of common stock, or (ii) that number of shares of common stock equal to the average closing price of the Company’s common stock as reported on the OTC Markets for the preceding 30 trading days prior to the date of conversion, multiplied by 0.65 (the “Conversion Price”); provided, however, in the event the Conversion Price is calculated based on (ii) above, the Conversion Price shall not be lower than $0.20 per share of common stock. All amounts due under the terms of the Notes shall be secured by a continuing security interest in substantially all of the assets of the Company.

In March 2018, the Company issued secured convertible promissory notes to four (4) investors under the terms of the Note Offering in the aggregate amount of $220,000. As a result of these transactions the Company recorded deferred finance costs in the aggregate amount of $76,117, of which $16,674 was amortized during the year ended May 31, 2018. As of May 31, 2018, the outstanding balance was $220,000.

In May 2018, the Company offered a NPA, in the aggregate amount of up to $500,000 (the “2nd Note Offering”) and issued secured convertible promissory notes to two (2) investors under the terms of the 2nd Note Offering in the aggregate amount of $60,000. As result of this transaction, the Company recorded deferred finance costs in the aggregate amount of $18,558, of which $539 was amortized during the year ended May 31, 2018. As of May 31, 2018, the outstanding balance was $60,000.

As of May 31, 2018, future principal payments of the convertible notes payable were approximately as follows:

For the twelve months ending May 31,

2019	$1,448,000

Note 13 – LOANS PAYABLE

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

The difference between the aggregate of the Future Sales Proceeds Purchase Agreement pay-off and the cash received and the cash to be paid from both future sales proceeds of $131,400 has been recognized as financing costs which was capitalized and is being amortized over the repayment period. As of May 31, 2018, capitalized financing costs related to this loan were fully amortized and the Future Sales Proceeds Purchase Agreement has been repaid in full.

Also in July 2016, the Company entered into an agreement (“Purchase and Sale Agreement”) with ESBF California LLC (“ESBF”). Under the terms of the agreement, the Company received $197,370 of cash proceeds from ESBF and agreed to repay the amount of $266,000 secured by future sales proceeds. In March 2017, the Company entered into a second Purchase and Sale Agreement with ESBF. Under the terms of the second agreement, the Purchase and Sale Agreement entered into in July 2016 was paid in full and the Company received $131,370 of cash proceeds from ESBF in exchange for a loan payable in the amount of $266,000 secured by future sales proceeds. In January 2018, the Company entered into a third Purchase and Sale Agreement with ESBF. Under the terms of the third agreement, the Purchase and Sale Agreement entered into in March 2017 was paid in full in the amount of $24,180 and the Company received approximately $170,000 of cash proceeds from the Buyer in exchange for a loan payable in the amount of $272,000 secured by future sales proceeds. In addition, the Company paid a management fee of $6,000 to complete this transaction. The difference between the aggregate of the Purchase and Sale Agreement pay-off, the management fee and the cash received and the cash to be paid from future sales proceeds of $272,000 was recognized as financing costs which has been capitalized and is being amortized over the repayment period. This amount has been reflected as a direct reduction of the loan payable in the accompanying consolidated balance sheets. During the year ended May 31, 2018, the Company made payments aggregating $120,026. The Company is obligated to make payments equal to 15% of future receipts estimated to be approximately 129 payments of $1,177 to ESBF each business day until the full amount of the future sales proceeds is repaid. The Company recognized amortization expense of $86,515 and $92,591  for the years ending May 31, 2018 and 2017, respectively. As of May 31, 2018, the outstanding balance was $151,974.

In April 2018, the Company entered into an agreement (“Purchase and Sale Agreement”) with Premium Business Services LLC (“PBS”). Under the terms of the agreement, the Company received $60,000 of cash proceeds from PBS in exchange for a loan payable in the amount of $81,000 secured by future sales proceeds. The difference between the aggregate of the Purchase and Sale Agreement pay-off and the cash to be paid from future sales proceeds of $81,000 was recognized as capitalized financing costs and is being amortized over the repayment period. This amount has been reflected as a direct reduction of the loan payable in the accompanying consolidated balance sheets. During the year ended May 31, 2018, the Company has made payments aggregating $10,714. The Company is obligated to make approximately 164 payments of $429 to PBS each business day until the full amount of the future sales proceeds is repaid. The Company recognized amortization expense of $4,074 for the year ending May 31, 2018. As of May 31, 2018, the outstanding balance was $70,286.

In connection with the acquisition of GBC, the Company acquired a loan payable with the US Small Business Administration in the amount of $135,812. The loan bears interest at prime plus 2.75% per annum, matures on December 31, 2020, and is guaranteed by both of the former owners of GBC. Minimum monthly payments of principal and interest amount to $4,383. The loan balance at May 31, 2018 and 2017 was $68,560 and $0, respectively.

In connection with the acquisition of GBC, the Company acquired a bank loan with a balance due of $12,182 for a delivery vehicle. The loan matures in April 2020 and bears interest at 7% per annum. The monthly payments are $578. As of May 31, 2018, the outstanding balance of the auto loan is $12,182.

As of May 31, 2018, future principal payments of loans payable were approximately as follows:

For the twelve months ending May 31,

2019	$253,523
2020	32,820
2021	16,659
$303,002

Note 14 – LINES OF CREDIT

In connection with the acquisition of GBC, the Company acquired a $15,833 credit line with a small business lender which has no expiration date and bears interest at 10.25%. The facility is guaranteed by one of the former stockholders of GBC. At May 31, 2018, the outstanding balance was $16,044.

In April 2017, the Company entered into a credit line with a small business lender that allows the Company to borrow up to $35,000 and bears interest at 94% per annum. The facility requires weekly payments of principal and interest. At May 31, 2018, the outstanding balance was $22,854.

In July 2017, the Company entered into a credit line with a small business lender. The facility required weekly payments of principal and interest. The principal amount was based on the outstanding balance and the weekly interest amount was 1.1% of the outstanding balance. During the year ended May 31, 2018, the Company borrowed and repaid an aggregate amount of approximately $26,000. At May 31, 2018, the outstanding balance was $0.

On September 26, 2017, the Company entered into a revolving credit note (the “Revolver”), providing for borrowings of up to $750,000 at an annual interest rate of 7%. Amounts due under the terms of the Revolver are convertible, at the option of the holder, into shares of the Company’s common stock equal to the principal and accrued interest due on the date of conversion divided by $1.50. As of May 31, 2018, the Company has not made any borrowings from the Revolver.

As of May 31, 2018, the future principal payments of our lines of credit were as follows:

For the twelve months ending May 31,

2019	$38,898

Note 15 – CAPITAL STOCK

As of May 31, 2018, the authorized common stock of the Company was 100,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. At May 31, 2018 and 2017, respectively, there were 23,581,586 and 18,717,922 shares of common stock outstanding and 1,200,000 shares of preferred stock outstanding.

Preferred Stock

The Preferred Stock has the following rights and privileges:

Voting – One share of preferred stock has the equivalent voting rights as 50 shares of common stock.

Other rights and preferences may be determined from time to time by the Board of Directors of the Company.

Common Stock

Shares of common stock have the following rights and privileges:

Voting – The holder of each share of common stock is entitled to one vote per share held. The holders of common stock are entitled to elect members of the Board of Directors.

Dividends – Common stockholders are entitled to receive dividends, if and when declared by the Board of Directors. The Company has not declared dividends since inception.

Note 16 - COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of ESD, the Company assumed a lease for approximately 13,000 square feet of warehouse space located in Gilroy, California at a base rent of $5,248 per month. The lease terminates on June 30, 2021. In addition, the Company entered into an employment agreement with a general manager, for a period of one year at a cost of $58,000. The employment agreement expired in July 2017.

In connection with the acquisition of GBC, the Company assumed a lease for approximately 5,250 square feet of office and warehouse space located in Staten Island, New York at a base rent of $8,500 per month. The lease provides for annual increases of 2.5% over a period of six years and terminates on April 26, 2023. In addition, the Company entered into an employment agreement with a Stockholder, beginning April 26, 2018, for a period of two years at a cost of $75,000, per year.

Rent expense for the years ended May 31, 2018 and 2017 totaled $77,182 and $67,799, respectively.

The company’s future lease commitments is approximately as follows:

For the years ended May 31,
2019	$168,000
2020	$170,000
2021	$141,000
2022	$113,000
2023	$38,000

Note 17 - INCOME TAXES

The deferred tax asset consists of the following:

	May 31, 2018	May 31, 2017
Net operating loss carryforward	$1,235,000	$629,000
Stock based compensation	449,000	394,000
Valuation allowance	(1,684,000)	(1,023,000)
Deferred tax asset, net	$—	$—

For the years ended May 31, 2018 and 2017, the valuation allowance increased by approximately $661,000 and $160,000, respectively.

On December 22, 2017, the enactment date, the Tax Cuts and Jobs Act ("Act") was signed into law. The Act enduringly reduces the top corporate tax rate from 35 percent to a flat 21 percent beginning January 1, 2018 and eliminates the corporate Alternative Minimum Tax. The Company has adjusted its deferred tax calculations to reflect this reduction in its tax rate.

The deferred tax asset differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

Effective Income Tax Rate Reconciliation
	2018	2017
Federal Rate	21%	21%
State Rate	6%	6%
Valuation Allowance	(27)%	(27)%
Effective income tax rate	0%	0%

As of May 31, 2018, the Company has net operating loss carryforwards of approximately $6,200,000 to reduce future federal and state taxable income.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examinations.

Note 18 - RELATED PARTY TRANSACTIONS

During the year ended May 31, 2017 the Company paid product development consulting fees to a supplier in the amount of $7,000. The Chief Executive Officer and chairman of the Company is the supplier's President. In addition, the Chief Operating Officer and Director of the Company has a minority interest in the supplier.

The Company had leased its office on a month to month basis from the Company's Chief Operating Officer and stockholder for $750 per month. The lease terminated in March 2018.

Note 19 - BASIS OF REPORTING AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $6,271,000, has a working capital deficiency of approximately $2,830,000 and a net capital deficiency of approximately $991,000, which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and receive additional loans from related parties. The accompanying condensed consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 20 - SUBSEQUENT EVENTS

Subsequent to May 31, 2018, the Company issued 2,983,134 shares of its common stock for financing, acquisitions, debt conversions and services.

On August 6, 2018, the Company acquired 100% of the outstanding common stock of the Chill Group, Inc. (“JGC”) and their flagship brand “Just Chill®” in exchange for 1,636,363 shares of the Company’s common stock at $0.42 per share, 850,000 warrants at $0.85 per share, and the assumption of certain liabilities.

The Company is in the process of determining the allocation of the purchase price of JGC but the final determination has not been completed as of the filing date of this annual report.

