Form 10-Q
period 2018-08-31
Life On Earth, Inc.
filed 2018-10-22
CIK 1579010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2018

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

Registrant's telephone number including area code 1(646) 844-9897

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the period ended in this report, August 31, 2018 the registrant had 26,648,129 shares of common stock outstanding. As October 17, 2018 the registrant had 26,750,704 shares of common stock outstanding.

Life On Earth, Inc.

Form 10-Q
TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statement of Changes in Stockholders Deficiency	4
Condensed Consolidated Statements of Cash flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Managements Discussions and Analysis of Financial Condition and Results of
Operations	26
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4. Controls and Procedures	32

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 2. Unregistered sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Mining Safety Disclosure	33
Item 5. Other Information	33
Item 6. Exhibits	33

SIGNATURES	34

Life On Earth, Inc.
Condensed Consolidated Balance Sheets
ASSETS
	August 31,	May 31,
	2018	2018
	(Unaudited)
Current Assets:
Cash and cash equivalents	$285,324	$189,317
Accounts receivable, net of allowance for doubtful accounts of $18,000 and $14,000 as of August 31, 2018 and May 31, 2018, respectively	290,861	181,551
Inventory	348,108	338,920
Prepaid expenses	53,125	102,243
Total current assets	977,418	812,031

Other Assets:
Equipment, net of accumulated depreciation of $39,234 and $30,937 as of August 31, 2018 and May 31, 2018, respectively	103,480	111,777
Notes receivable	38,015	47,909
Goodwill	1,970,000	785,000
Intangible assets, net of accumulated amortization of $115,547 and $80,822 as of August 31, 2018 and May 31, 2018, respectively	766,453	801,178
Security deposits	22,245	22,245

	$3,877,611	$2,580,140

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$1,675,371	$1,815,962
Note payable - related party	2,000	2,000
Note payable	205,000	560,000
Convertible notes payable, net of unamortized deferred financing costs of $868,106 and $638,427 as of August 31, 2018 and May 31, 2018, respectively	1,032,393	809,533
Loans payable, net of unamortized financings costs of $38,763 and $67,834 as of August 31, 2018 and May 31, 2018, respectively	135,666	185,689
Lines of credit	37,443	38,898
Loan payable - stockholders	53,079	52,394
Total current liabilities	3,140,952	3,464,476

Other liabilities
Loans payable	8,863	49,479
Loan payable - stockholders	56,916	57,601

Total Liabilities	3,206,731	3,571,556

Commitments and contingencies

Stockholders' Deficiency:
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized,
1,200,000 shares issued and outstanding	1,200	1,200
Common stock, $0.001 par value; 100,000,000 shares authorized,
28,284,492 and 23,581,586 shares issued and outstanding, as of August 31, 2018 and May 31, 2018, respectively	28,284	23,582
Additional paid-in capital	8,165,489	5,255,236
Accumulated deficit	(7,524,093)	(6,271,434)
	670,880	(991,416)

	$3,877,611	$2,580,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Condensed Consolidated Statements of Operations

	For the three months ended August 31,
	2018	2017
	(unaudited)	(unaudited)

Sales, net	$1,354,134	$1,036,044
Cost of goods sold	1,116,761	818,526
Gross profit	237,373	217,518

Expenses:
Salaries and benefits	189,197	128,363
Professional fees	76,651	91,731
Consultants - share based compensation	147,182	48,500
Travel	35,139	18,929
Repairs and maintenance	37,814	25,452
Rent	34,405	11,363
Depreciation and amortization	43,021	13,125
Advertising and promotion	8,002	1,333
Officers' compensation	11,156	9,493
Other	145,728	63,440
	728,295	411,729

Loss from operations	(490,922)	(194,211)

Other expenses
Interest and financing costs	(761,737)	(335,033)

Net loss	$(1,252,659)	$(529,244)

Basic and diluted loss per share	$(0.05)	$(0.03)

Basic and diluted weighted average number
of shares outstanding	25,351,437	18,925,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Consolidated Statement of Stockholders' Deficiency
For the Three Months Ended August 31, 2018
(Unaudited)
	Common Stock		Series A Preferred Stock		Additional	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Deficiency
Balance - June 1, 2018	23,581,586	$23,582	1,200,000	$1,200	$5,255,236	$(6,271,434)	$(991,416)

Issuance of common shares for services	231,773	232			96,606		96,838
Issuance of common shares for deferred financing costs	757,500	757			519,782		520,539
Issuance of common shares for convertible debt at par value	2,077,270	2,077			935,502		937,579
Issuance of common shares for acquisition of JCG	1,636,363	1,636			636,545		638,182
Contingent consideration for additional shares related to the acquisition of JCG					721,818		721,818
Net loss						(1,252,659)	(1,252,659)

Balance - August 31, 2018	28,284,492	$28,284	1,200,000	$1,200	$8,165,489	$(7,524,093)	$670,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Condensed Consolidated Statements of Cash Flows

	For the three months ended August 31,
	2018	2017
Cash Flows From Operating Activities	(Unaudited)	(Unaudited)
Net loss	$(1,252,659)	$(529,244)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	147,182	48,500
Depreciation and amortization	43,021	13,125
Amortization of financing costs included in interest and financing costs	746,799	287,105
Provision for bad debts	4,000	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	54,390	6,753
Inventory	62,847	(14,863)
Prepaid expenses and other current assets	(1,227)	—
Notes receivable	9,894	—
Increase (decrease) in:
Accounts payable and accrued expenses	(62,341)	344,785
	(248,094)	156,161

Cash Flows From Investing Activities
Acquisition of subsidiary, net of cash acquired	265	—
	265	—

Cash Flows From Financing Activities
Repayment of loans payable	(205,000)	(155,095)
Repayment of notes payable	(119,712)	—
Proceeds from lines of credit, net of financing costs	20,162	25,088
Payment of lines of credit	(21,617)	(13,918)
Proceeds from loan payable - related party	—	20,000
Proceeds from convertible notes payable, net of financing costs	670,000	—
	343,833	(123,925)

Net Increase in Cash and Cash Equivalents	96,007	32,236

Cash and Cash Equivalents - beginning	189,317	217,598

Cash and Cash Equivalents - end	$285,324	$249,834

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$15,853	$—

Noncash investing and financing activities
Common stock issued for deferred financing costs	$143,250	$—

Common stock issued for convertible debt	$150,000	$—

Common stock issued for acquisition	$638,182	$—

Common stock issued for deferred financing costs	$520,539	$—

In August 2018, the Company acquired certain business net assets (See Note 3)
Cash	$265	$—
Accounts receivable	167,700	—
Inventory	72,035	—
Goodwill	1,185,000	—
Accounts payable	(65,000)	—
Net assets acquired	$1,360,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.

Notes to Condensed Consolidated Financial Statements

August 31, 2018

(Unaudited)

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Life On Earth, Inc. is an innovative brand accelerator, incubator and distribution platform focused on building and scaling concepts in the all-natural consumer products category. We focus on building brands within the alternative beverage space. We are a dynamic and innovative all-natural consumer packaged goods company focused on but not limited to the emerging beverage industry. We manufacture and distribute our brands through our distribution subsidiaries in New York and California.

The accompanying consolidated financial statements include the financial statements of Life On Earth, Inc. (“LFER”) and its wholly owned subsidiaries, Energy Source Distributors Inc., (“ESD”), Victoria’s Kitchen, LLC (“VK”), The Giant Beverage Company, Inc. (“GBC”), and The Chill Group (“JCG”).

LFER was incorporated in Delaware in April 2013 and acquired ESD in July 2016, VK in October 2017, GBC in April 2018 and JCG in August 2018. The Company currently markets and sell beverages, primarily in New York and California.

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-K as of May 31, 2018. Interim results are not necessarily indicative of the results of a full year.

Revenue Recognition

In May 2014, the FASB issued guidance codified in ASC 606 which amends the guidance in former ASC 605, “Revenue Recognition.” The core principle of the standard is to recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration expected to be received for those goods or services. The standard also requires additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company recognizes sales of its beverage products, based on predetermined pricing, upon delivery of the product to its customers as that is when the customer obtains control of the goods. We considered several factors in determining that control transfers to the customer upon delivery of products. These factors include that legal title transfers to the customer, we have a present right to payment, and the customer has assumed the risk and rewards of ownership at the time of delivery. Payment is typically due within 30 days. The Company has no significant history of returns or refunds of its products. For the three months ending August 31, 2018 and 2017, sales of our beverage products totaled $1,354,134 and $1,036,044, respectively. All sales were to retail customers located within the United States with the majority of sales to customers in New York and California.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Net Loss Per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti -dilutive. As of August 31, 2018 and May 31, 2018, warrants and convertible notes payable could be converted into approximately 6,490,385 and 4,335,000 shares of common stock, respectively.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of August 31, 2018 and does not expect this to change significantly over the next 12 months.

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

Accounts receivable is reported net of an allowance for doubtful accounts. The allowance is based on management's estimate of the uncollectible accounts receivable. As of August 31, 2018 and May 31, 2018, the allowance for doubtful accounts was $18,000 and $14,000, respectively.

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

Goodwill

Goodwill is deemed to have an indefinite life, and accordingly, is not amortized, but evaluated annually (or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable) for impairment. The most significant assumptions, which are used in this test, are estimates of future cash flows. If these assumptions differ significantly from actual results, impairment charges may be required in the future.

Advertising

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to $8,002 and $1,333 for the three months ended August 31, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, effective for fiscal years beginning after December 15, 2018, that attempts to establish a uniform basis for recording revenue to virtually all industries’ financial statements. The revenue standard’s core principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration expected to be received for those goods or services. Additionally, the new guidance requires enhanced disclosure to help financial statement users better understand the nature, amount, timing and uncertainty of the revenue recorded. Effective June 1, 2018, the Company adopted Topic 606 using the modified retrospective method. The Company’s accounting policy for the new standard is based on a detailed review of its business and contracts. Based on the new guidance, the Company will continue to recognize revenue at the time its products are delivered, and therefore adoption of the standard did not have a material impact on its financial statements and is not expected to have a material impact in the future.

In February 2016, the FASB issued a new accounting standard on leases. The new standard, among other changes, will require lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases. The lease liability will be measured at the present value of the lease payments over the lease term. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. The adoption currently requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest period presented. In July 2018, the FASB issued ASU 2018-11 making transition requirements less burdensome. The standard provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the Company’s financial statements. The Company is beginning its evaluation of the transition methods of the standard to determine the impact of the adoption on its financial statements.

In January 2017, the FASB issued an update to the accounting guidance to simplify the testing for goodwill impairment. The update removes the requirement to determine the implied fair value of goodwill to measure the amount of impairment loss, if any, under the second step of the current goodwill impairment test. A company will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of the goodwill. The guidance is effective prospectively for public business entities for annual reporting periods beginning after December 15, 2019. This standard is required to take effect in the Company’s first quarter (August 2020) of our fiscal year ending May 31, 2021. We do not expect the adoption of this new guidance will have a material impact on our financial statements.

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

Sales and Accounts Receivable

During the three months ended August 31, 2018, sales to five customers accounted for approximately 40% of the Company’s net sales. During the three months ended August 31, 2017, sales to three customers accounted for approximately 22% of the Company’s net sales.

Four customers accounted for approximately 14% of the Company’s accounts receivable as of August 31, 2018. One customer accounted for approximately 11% of the Company’s accounts receivable at May 31, 2018.

Note 3 – JCG ACQUISITION

To support the company’s strategic initiatives, the Company acquired JCG and the JCG brands.

Effective August 2, 2018, the Company entered into an agreement (the “JCG Agreement”) to acquire all of the outstanding stock of JCG in exchange for 1,636,363 shares of the Company’s restricted common stock valued at $0.39 per share for a total value of approximately $638,000. If these shares are trading below $0.30 after August 2, 2019, the Company will issue additional shares so that the value of the 1,636,363 shares plus these additional shares, with a floor price of $0.20, will be equal to $900,000. The JCG Agreement also provides for the issuance of 850,000 warrants for the purchase of common stock with a two-year term and an exercise price of $0.85 with a value of approximately $9,400. The JCG Agreement also provides for an additional 1,090,909 shares of restricted common stock to be issued when the gross revenues of the JCG brands reach $900,000 in a twelve-month period. The JCG Agreement also provides for additional shares of restricted common stock, with a market value of $500,000 on the date of issuance, to be issued when the gross revenues of the JCG brands reach $3,000,000 in a twelve-month period, and again when the gross revenues of the JCG brands reach $5,000,000 in a twelve-month period. The JCG Agreement also provides for the issuance of the restricted common stock and warrants to the shareholders of JCG on a pro rata basis according to their respective percentage of ownership as of August 2, 2018. The restricted common stock may not be transferred, sold, gifted, assigned, pledged, or otherwise disposed of, directly or indirectly, for a period of twelve months (the “Lock-Up Period”). After the Lock-Up Period, the maximum shares that may be sold by each restricted common stockholder during any given one-day period shall be 5% of their total holdings or no more than 20% of the average trading volume of the preceding 30 days, whichever is less. The Company has determined the value of the contingent shares and warrants, in excess of the initial 1,636,363 shares, to be approximately $722,000, for a total purchase price value of approximately $1,360,000.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Issuance of 1,636,363 shares of common stock with an estimated fair value of $.39 per share	$638,182
Contingent consideration for additional shares and warrants (included in additional paid-in capital)	721,818

Total purchase consideration	$1,360,000

Cash	$265
Accounts receivable	167,700
Inventory	72,035
Accounts payable	(65,000)
Goodwill	1,185,000
Net assets acquired	$1,360,000

The goodwill acquired will be amortized over fifteen (15) years for tax purposes.

From the date of acquisition through August 31, 2018, JCG generated sales of approximately $21,000, cost of goods sold of approximately $16,000, and a net loss of approximately $17,000.

The following table presents the unaudited pro forma condensed consolidated statements of operations for the three months ended August 31, 2018:

	LFER	JCG	ProForma Adjustments	Notes	ProForma Combined
Sales, net	$1,332,946	$162,158	$—		$1,495,104
Cost of goods sold	1,100,342	96,458			1,196,800
Gross profit	232,604	65,700			298,304

Operating expenses	706,138	96,440			802,578

Net Loss before other expenses	(473,534)	(30,740)			(504,274)

Other expenses	(761,737)	—			(761,737)

Net Loss	$(1,235,271)	$(30,740)	$—		$(1,266,011)

See accompanying notes to the condensed consolidated unaudited proforma financial information.

Life On Earth, Inc.

Notes to the Unaudited Pro Forma Condensed Consolidated Financial Information

Proforma Note 1. — Basis of presentation

The unaudited pro forma condensed consolidated financial statements are based on Life On Earth, Inc.’s (the “Company”, “LFER”) historical consolidated financial statements as adjusted to give effect to the acquisition of JCG as if it had occurred on June 1, 2018.

Proforma Note 2 —Purchase price allocation

The unaudited pro forma condensed financial information includes various assumptions, including those related to the purchase price allocation of the assets acquired and liabilities assumed from JCG based on management’s best estimates of fair value.

Note 4 – GBC ACQUISITION

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

The estimated useful life of the customer list is five (5) years. Amortization expense of $25,350 was recorded during the three months ended August 31, 2018. The estimated useful life of the equipment is five (5) years. Depreciation expense of $4,546 was recorded during the three months ended August 31, 2018.

The goodwill acquired will be amortized over fifteen (15) years for tax purposes.

See Note 6 for the unaudited pro forma condensed consolidated statements of operations for the three months ended August 31, 2017.

Note 5 – VK ACQUISITION

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

See Note 6 for the unaudited pro forma condensed consolidated statements of operations for the three months ended August 31, 2017.

Note 6 – UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Life On Earth, Inc.
Unaudited ProForma Condensed Consolidated Financial Information
for the three months ended August 31, 2017
	LFER	VK	GBC	ProForma Adjustments		ProForma Combined

Sales, net	$1,036,044	$45,274	$779,279	$—		$1,860,597
Cost of goods sold	818,526	30,140	695,720	—		1,544,386
Gross profit	217,518	15,134	83,559	—		316,211

Operating expenses	411,729	8,188	95,423	15,175	a	530,515

Net loss before other expenses	(194,211)	6,946	(11,864)	(15,175)		(214,304)

Other expenses, net	(335,033)	(1,443)	(4,597)	—		(341,073)

Net loss	$(529,244)	$5,503	$(16,461)	$(15,175)		$(555,377)

See accompanying notes to the condensed consolidated unaudited proforma financial information.

Life On Earth, Inc.

Notes to the Unaudited ProForma Condensed Consolidated Financial Information

ProForma Note 1. — Basis of presentation

The unaudited pro forma condensed consolidated financial statements are based on Life On Earth, Inc.’s (the “Company”, “LFER”) historical consolidated financial statements as adjusted to give effect to the acquisitions of VK and GBC as if they had occurred on June 1, 2017.

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

Note 7 - GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from JCG, VK and GBC as disclosed in Notes 3, 4 and 5. The changes in the carrying amount of goodwill for the three months ended August, 2018 and for the year ended May 31, 2018 were as follows:

	Three months ended August 31, 2018	Year ended May 31, 2018
Balance at beginning of the period/year	$785,000	$—
Acquisition of GBC (Note 4)	—	590,000
Acquisition of VK (Note 5)	—	195,000
Acquisition of JCG (Note 3)	1,185,000	—

Balance at the end of the period/year	$1,970,000	$785,000

Goodwill resulting from the business acquisitions completed in the three months ended August 31, 2018 and in the year ended May 31, 2018 have been allocated to the financial records of the acquired entity. For the three months ended August 31, 2018 and for the year ended May 31, 2018, the Company did not recognize goodwill impairment. As of August 31, 2018 and May 31, 2018, there had not been any accumulated goodwill impairment recognized. The goodwill acquired will be amortized over fifteen (15) years for tax purposes.

Note 8 – INTANGIBLE ASSETS

Intangible assets as of August 31, 2018 and May 31, 2018 are summarized as follows:

	August 31, 2018	May 31, 2018
Intangible assets:
Intangible assets to be amortized:
Business relationships and customer lists	$882,000	$882,000

Less: accumulated amortization:
Intangible assets to be amortized:
Business relationships and customer lists	115,547	80,822

Net book value at the end of the period/year	$766,453	$801,178

The Company’s intangible assets are tested for impairment if impairment indicators arise. The Company amortizes its intangible assets using the straight-line method over a period ranging from 5-10 years.

Amortization expense for the three months ended August 31, 2018 and 2017 was approximately $34,245 and $9,375, respectively.

The annual estimated amortization expense for intangible assets for the five succeeding years is as follows:

For the twelve months ended August 31,
2019	$138,900
2020	138,900
2021	138,900
2022	138,900
2023	105,083
Thereafter	105,770
$766,453

Note 9 - LOANS PAYABLE – STOCKHOLDERS

In connection with the acquisition of GBC, the Company entered into a loan agreement with the former owners of GBC in the amount of $109,995. The former owners of GBC became stockholders of the Company when the acquisition of GBC was completed. The loan bears interest at 7% per annum, requires monthly payments of principal and interest totaling $4,925, and matures in April 2020, at which time all unpaid principal and interest is due. The loan is secured by all of the assets of GBC. At August 31, 2018 and May 31, 2018 the outstanding balance of the loan was $109,995.

As of August 31, 2018, future principal payments of the loan were approximately as follows:

For the twelve months ended August 31,
2019	$53,079
2020	56,916
$109,995

Note 10 – NOTES PAYABLE – RELATED PARTY

In June 2017, the Company issued a demand note in the amount of $20,000 to a related party. The note is unsecured, bears interest at 15% and matured October 2017. During October 2017, the Company repaid $18,000 of the note. During the three months ended August 31, 2018, the Company recorded interest expense of $1,761. At August 31, 2018 and May 31, 2018, the unpaid principal balance of the loan was $2,000. As of August 31, 2018 the unpaid principal balance no longer continues to accrue interest and the lender has not demanded payment.

Note 11 – NOTES PAYABLE

In July 2016, the Company entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Facility”) with TCA Global Credit Master Fund L.P. (“TCA”) for a total amount of $7.5 million. ESD is Corporate Guarantor to the Credit Facility. Under the terms of the Credit Facility, the Company paid advisory fees to TCA in the amount of $350,000, through the issuance of 374,332 shares of common stock. On July 5, 2016, the Company borrowed $650,000 from the Credit Facility and used the proceeds to acquire ESD for $450,000; payoff a note payable in the amount of $32,534; $74,466 was used to pay vendors for inventory purchases and $93,000 was paid to TCA for closing fees. The credit facility had a maturity date of December 27, 2017. The credit facility required fees and interest only payments at 12% during the first two months. Principal payments began in the third month. At the maturity date, all unpaid principal and interest was due. The advisory fees and closing fees totaling $443,000 were recognized as deferred financing costs. In June 2018, the Company and TCA mutually agreed to settle the debt for a total amount of $560,000, of which $410,000 is to be paid in cash in 6 equal monthly installments of $68,333 beginning in June 2018 and $150,000 to be paid with shares of the Company’s common stock. As of August 31, 2018 and May 31, 2018, the outstanding balance was $205,000 and $560,000, respectively.

As of August 31, 2018, future principal payments of the note payable were approximately as follows:

For the twelve months ending August 31,

2019	$205,000

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

In July 2018, the Company and one Convertible Note Holder agreed to convert the outstanding principal balance of $110,000 and related accrued interest of $10,648 into 804,557 shares of the Company’s common stock. As of August 31, 2018 and May 31, 2018, the outstanding balance was $88,000 and $110,000, respectively.

In November 2017, the Company borrowed $20,000 from a related party. The note matured in May 2018, bore interest at 7% per annum and was convertible into common stock of the Company at a fixed price of $0.15 per share. As additional consideration for the issuance of the convertible note, the Company issued 40,000 shares of the Company’s common stock on March 1, 2018. As a result of this transaction the Company recorded a deferred finance cost of $20,000, all of which was amortized during the year ended May 31, 2018. In June 2018, the note was converted into 133,333 shares of the Company’s common stock.

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

On January 26, 2018, the Company entered into a NPA, pursuant to which the Company issued a Note in the amount of $125,000 (the “Note Purchase”). The Note bears interest at 7% per annum and matures on January 26, 2019. In connection with the NPA, the Company and the Purchaser also entered into a Side Letter, pursuant to which, as additional consideration for the NPA, the Company agreed to (i) pay to the Purchaser, the first $125,000 in cash proceeds received by the Company in connection with a NPA from third parties unaffiliated with the Purchaser (the “Cash Payment”) shall be used to reduce the amount due to the Purchaser under the $175K Note , and (ii), with certain exceptions, not issue any shares of common stock or other securities convertible into shares of common stock unless and until the Cash Payment has been made in full. As of August 31, 2018 and May 31, 2018, the outstanding balance was $125,000.

As further consideration for the Note Purchase, the Company entered into an agreement to amend certain SPN’s (the “Note Amendment”), pursuant to which the $175K Note and the $650K Note (together, the “Old Notes”) were amended to provide the Purchaser with the ability to convert the principal amount of such Old Notes, together with accrued interest thereon, into shares of the Company’s common stock (the “Conversion Shares”). Pursuant to the Note Amendment, the conversion price shall be equal to $0.30, subject to adjustments as set forth in the Note Amendment, and the number of Conversion Shares issuable upon conversion of the Old Notes shall be equal to the outstanding principal amount and accrued but unpaid interest due under the terms of the Old Notes to be converted, divided by the Conversion Price. As of August 31, 2018 and May 31, 2018, the outstanding balance was $737,500 and $825,000, respectively.

In July 2018, the Company (i) issued 500,000 common shares to note holder at a conversion price of $0.175 per share, to cancel $87,500 of principal amount due by the Company regarding the $175K Note; (ii) issued 300,000 shares at $0.175 per share to the note holder representing 100,000 shares per month penalty for the 3 month period from February 2018 through April 2018; (iii) paid the note holder an aggregate of $19,250 representing 4 months of accrued interest due by the Company from January 2018 through April 30, 2018 regarding the $650K and the $175K Notes; and, (iv) shall issue 196,677 shares to the note holder representing the remainder of interest due through December 31, 2018, representing $4,302 per month due on the total principal amount due of $737,500. As a result of these transactions, the Company recorded finance costs of $151,250 and $143,250, during the three months ended August 31, 2018 and for the year ended May 31, 2018, respectively.

The Company recorded an aggregate deferred finance costs on the Old Notes and the Note Purchase of $950,000, of which $174,490 and $392,535 was amortized during the three months ended August 31, 2018 and for the year ended May 31, 2018, respectively.

Accrued and unpaid interest expense on the NPA of $15,859 was recorded by the Company during the three months ended August 31, 2018, and is reported as accounts payable and accrued expenses.

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

In February 2018, the company offered a note purchase agreement, in the aggregate amount of up to $700,000 (the “Note Offering”).

Notes issued under the Note Offering shall mature one year from the date of issuance (the “Maturity Date”), shall accrue interest at the simple rate of 7% per annum, and are convertible, at the holder’s option, prior to the Maturity Date into that number of shares of the Company’s common stock, equal to the lower of (i) $0.30 per share of common stock, or (ii) that number of shares of common stock equal to the average closing price of the Company’s common stock as reported on the OTC Markets for the preceding 30 trading days prior to the date of conversion, multiplied by 0.65 (the “Conversion Price”); provided, however, in the event the Conversion Price is calculated based on (ii) above, the Conversion Price shall not be lower than $0.20 per share of common stock. All amounts due under the terms of the Notes shall be secured by a continuing security interest in substantially all of the assets of the Company.

In March 2018, the Company issued secured convertible promissory notes to four (4) investors under the terms of the Note Offering in the aggregate amount of $220,000. As a result of these transactions the Company recorded deferred finance costs in the aggregate amount of $76,117, of which $19,004 and $16,674 was amortized during the three months ended August 31, 2018 and for the year ended May 31, 2018, respectively. During the three months ended August 31, 2018, the Company recorded interest expense of $3,850. As of August 31, 2018, the outstanding balance was $220,000.

In May 2018, the Company offered a NPA, in the aggregate amount of up to $500,000 (the “2nd Note Offering”) and, as of August 31, 2018, issued secured convertible promissory notes to nineteen (19) investors under the terms of the 2nd Note Offering in the aggregate amount of $730,000.

Notes issued under the 2nd Note Offering shall mature one year from the date of issuance (the “Maturity Date”), shall accrue interest at the simple rate of 7% per annum, and are convertible, at the holder’s option, prior to the Maturity Date into that number of shares of the Company’s common stock, equal to the lower of (i) $0.30 per share of common stock, or (ii) that number of shares of common stock equal to the average closing price of the Company’s common stock as reported on the OTC Markets for the preceding 30 trading days prior to the date of conversion, multiplied by 0.65 (the “Conversion Price”); provided, however, in the event the Conversion Price is calculated based on (ii) above, the Conversion Price shall not be lower than $0.20 per share of common stock. All amounts due under the terms of the Notes shall be secured by a continuing security interest in substantially all of the assets of the Company. As additional consideration for the issuance of the notes issued under the 2nd Note Offering, the Company issued one (1) restricted share of the Company’s common stock to each note holder for each $1 invested, which was recorded as deferred finance cost.

As a result of this transaction, the Company recorded deferred finance costs in the aggregate amount of $513,776, of which, $89,009 and $539 was amortized during the three months ended August 31, 2018 and during the year ended May 31, 2018, respectively. As of August 31, 2018, the outstanding balance was $730,000.

As of August 31, 2018, future principal payments of the convertible notes payable were approximately as follows:

For the twelve months ending August 31,

2019	$1,900,500

Note 13 – LOANS PAYABLE

In July 2016, the Company entered into an agreement (the “Purchase and Sale Agreement”) with ESBF California LLC (“ESBF”). Under the terms of the agreement, the Company received $197,370 of cash proceeds from ESBF and agreed to repay the amount of $266,000 secured by future sales proceeds. In March 2017, the Company entered into a second Purchase and Sale Agreement with ESBF. Under the terms of the second agreement, the Purchase and Sale Agreement entered into in July 2016 was paid in full and the Company received $131,370 of cash proceeds from ESBF in exchange for a loan payable in the amount of $266,000 secured by future sales proceeds. In January 2018, the Company entered into a third Purchase and Sale Agreement with ESBF. Under the terms of the third agreement, the Purchase and Sale Agreement entered into in March 2017 was paid in full in the amount of $24,180 and the Company received approximately $170,000 of cash proceeds from the Buyer in exchange for a loan payable in the amount of $272,000 secured by future sales proceeds. In addition, the Company paid a management fee of $6,000 to complete this transaction. The difference between the aggregate of the Purchase and Sale Agreement pay-off, the management fee and the cash received and the cash to be paid from future sales proceeds of $272,000 was recognized as financing costs which has been capitalized and is being amortized over the repayment period. This amount has been reflected as a direct reduction of the loan payable in the accompanying condensed consolidated balance sheets. During the three months ended August 31, 2018, the Company made payments aggregating $77,714. The Company is obligated to make payments equal to 15% of future receipts estimated to be approximately 63 payments of $1,177 to ESBF each business day until the full amount of the future sales proceeds is repaid. The Company recognized amortization expense of $21,025 for the three months ended August 31, 2018. As of August 31, 2018 and May 31, 2018, the outstanding balance was $74,260 and $151,974, respectively.

In April 2018, the Company entered into an agreement (“Purchase and Sale Agreement”) with Premium Business Services LLC (“PBS”). Under the terms of the agreement, the Company received $60,000 of cash proceeds from PBS in exchange for a loan payable in the amount of $81,000, secured by future sales proceeds. The difference between the aggregate of the Purchase and Sale Agreement pay-off and the cash to be paid from future sales proceeds of $81,000 was recognized as capitalized financing costs and is being amortized over the repayment period. This amount has been reflected as a direct reduction of the loan payable in the accompanying consolidated balance sheets. During the three months ended August 31, 2018, the Company has made payments aggregating $27,857. The Company is obligated to make approximately 99 payments of $429 to PBS each business day until the full amount of the future sales proceeds is repaid. The Company recognized amortization expense of $8,047 for the three months ended August 31, 2018. As of August 31, 2018 and May 31, 2018, the outstanding balance was $42,429 and $70,286, respectively.

In connection with the acquisition of GBC, the Company acquired a loan payable with the US Small Business Administration in the amount of $135,812. In April 2018, the Company repaid $60,000 in accordance with the acquisition. The loan bears interest at prime plus 2.75% per annum, matures on December 31, 2020, and is guaranteed by both of the former owners of GBC. Minimum monthly payments of principal and interest amount to $4,383. The loan balance at August 31, 2018 and May 31, 2018 was $57,321 and $68,560, respectively.

In connection with the acquisition of GBC, the Company acquired a bank loan with a balance due of $12,182 for a delivery vehicle. The loan matures in April 2020 and bears interest at 7% per annum. The monthly payments are $578. As of August 31, 2018 and May 31, 2018, the outstanding balance of the auto loan is $9,282 and $12,182, respectively.

As of August 31, 2018, future principal payments of loans payable were approximately as follows:

For the twelve months ending August 31,

2019	$174,000
2020	9,000

$183,000

Note 14 – LINES OF CREDIT

In connection with the acquisition of GBC, the Company acquired a $15,833 credit line with a small business lender which has no expiration date and bears interest at 10.25%. The facility is guaranteed by one of the former stockholders of GBC. At August 31, 2018 and May 31, 2018, the outstanding balance was $13,468 and $16,044, respectively.

In April 2017, the Company entered into a credit line with a small business lender that allows the Company to borrow up to $35,000 and bears interest at 94% per annum. The facility requires weekly payments of principal and interest. At August 31, 2018 and May 31, 2018, the outstanding balance was $23,975 and $22,854, respectively.

On September 26, 2017, the Company entered into a revolving credit note (the “Revolver”), providing for borrowings of up to $750,000 at an annual interest rate of 7%. Amounts due under the terms of the Revolver are convertible, at the option of the holder, into shares of the Company’s common stock equal to the principal and accrued interest due on the date of conversion divided by $1.50. As of August 31, 2018 and May 31, 2018, the Company has not made any borrowings from the Revolver.

As of August 31, 2018, the future principal payments of our lines of credit were as follows:

For the twelve months ending August 31,

2019	$37,443

Note 15 - COMMITMENTS AND CONTINGENCIES

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

Rent expense for the three months ended August 31, 2018 and 2017 totaled $34,405 and $11,363, respectively.

Note 16 - INCOME TAXES

The deferred tax asset consists of the following:

	August 31, 2018	May 31, 2018
Net operating loss carryforward	$1,579,000	$1,235,000
Stock based compensation	475,000	449,000
Valuation allowance	(2,054,000)	(1,684,000)
Deferred tax asset, net	$—	$—

For the three months ended August 31, 2018 and for the year ended May 31, 2018, the valuation allowance increased by approximately $370,000 and $661,000, respectively.

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

The deferred tax asset differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

	August 31, 2018	May 31, 2018
Federal Rate	21%	21%
State Rate	6%	6%
Valuation Allowance	-27%	-27%
Effective income tax rate	0%	0%

As of August 31, 2018, the Company has net operating loss carryforwards of approximately $7,600,000 to reduce future federal and state taxable income.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examinations.

Note 17 - RELATED PARTY TRANSACTIONS

The Company had leased office space on a month to month basis from the Company's Chief Operating Officer and stockholder for $750 per month. The lease terminated in March 2018.

Note 18 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $7,524,000 and has a working capital deficiency of approximately $2,164,000 as of August 31, 2018. Management believes these conditions raise substantial doubt about the Company's ability to continue as a going concern for the twelve months following the date condensed consolidated financial statements are issued. Management intends to finance operations over the next twelve months through borrowings from related parties, existing lenders, and others.

Note 19 - SUBSEQUENT EVENTS

Subsequent to August 31, 2018, the Company issued 102,575 shares of its common stock, valued at approximately $40,000, for financing and services.

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

In August 2018, the Company acquired The Just Chill Group, LLC (“JCG”). In October 2017, LFER acquired Victoria’s Kitchen, LLC ("VK"). On April 26th, 2018, LFER acquired The Giant Beverage Company Inc. (“Giant” or “GBC”). Giant is a Direct Store Delivery (DSD) business that covers the five boroughs of New York City under an eight route distribution system. The company services over 600 accounts in the five boroughs. Giant services mainly independent retailers but is expanding to service authorized chain accounts. The acquisitions of JCG in August 2018, GBC in April 2018, VK in October 2017 and ESD in July 2016 has allowed us to expand product offering and distribution.

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

Production

LFER uses third party vendors to outsource and purchase raw materials as well as contract manufactures (co-packers) its products. These co-packers are independently owned and operated and function as a third party manufacturing partner in order fulfill the inventory needs of LFER’s brands. These co-packers are located in different geographic locations throughout the United States and currently the Company uses two co-packers.

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

Our principal executive offices are located at 575 Lexington Avenue, 4th Floor, New York NY 10022 and our telephone number is (646) 844-9897.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses from inception of approximately $7,524,000, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities.

At August 31, 2018, we had cash on hand of approximately $285,000 and an accumulated deficit of approximately $7,524,000. See “Liquidity and Capital Resources.”

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

LIQUIDITY AND CAPITAL RESOURCES

In March 2018, the Company received $220,000 under the terms of the Note Offering. In May 2018 the Company received $60,000 and during the three months ended August 31, 2018, the Company received $670,000 under the terms of the 2nd Note Offering.

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

WORKING CAPITAL

As of August 31, 2018 the Company had total current assets of approximately $977,000 and total current liabilities of approximately $3,141,000 resulting in negative working capital of approximately $2,164,000.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND AUGUST 21, 2017.

Sales

The acquisitions of VK in October 2017, GBC in April 2018 and JCG in August 2018 has allowed us to expand brand offerings and our distribution reach. Sales increased during the three months ended August 31, 2018 by approximately $318,000 to a total amount of $1,354,000 as compared to $1,036,000 for the three months ended August 31, 2017.

For the three months ended August 31, 2018 as compared to the three months ended August 31, 2017, sales increased in our newly acquired GBC, VK and JCG channels by approximately $838,000, $13,000 and $21,000 respectively whereas sales in our LFER and ESD channels decreased by $261,000 and $293,000, respectively.

Gross Profit

Gross profit during the three months ended August 31, 2018 decreased to 18% as compared to 21% for the three months ended August 31, 2017, which resulted primarily from a decrease in sales prices at GBC.

Operating Expenses

Operating expenses increased by approximately $317,000 during the three months ended August 31, 2018 as compared to the three months ended August 31, 2017, mainly due to increases in salaries of approximately $61,000, increases in travel costs of approximately $16,000, increases in consultancy fees of approximately $99,000, increases in other SG&A costs of approximately $82,000, increases in rents of approximately $23,000, increases in repairs and maintenance of approximately $12,000, increases in advertising and promotions of approximately $7,000 and increases in depreciation and amortization of approximately $30,000, offset in part by decreases in professional fees of approximately $15,000. We expect our operating costs to increase as we continue to acquire operating companies.

Other Expense

During the three months ended August 31, 2018, the Company recorded interest and finance costs of approximately $762,000, as compared to $335,000 during the three months ended August 31, 2017. Interest and financing costs primarily result from the amortization of deferred financing cost balances that were incurred by the Company to finance operations.

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

As of August 31, 2018, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of August 31, 2018, is a result of inadequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2018 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Previously reported in our Form 10-K for the fiscal year ending May 31, 2018 filed on September 7, 2018 and in Note 11 to our financial statements contained herein.

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

Life On Earth, Inc

Date: October 22, 2018	By:	/s/ Fernando Oswaldo Leonzo
Fernando Oswaldo Leonzo
Chief Executive Officer, and Chairman of the Board
(Principal Executive Officer)

Date: October 22, 2018	By:	/s/ Robert Gunther
Robert Gunther
Chief Operating Officer, and Director
(Principal Financial Officer)