Form 10-Q
period 2018-11-30
Life On Earth, Inc.
filed 2019-01-15
CIK 1579010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the period ended in this report, November 30, 2018, the registrant had 30,483,381 shares of common stock outstanding. As of January 14, 2019 the registrant had 30,647,206 shares of common stock outstanding.

Life On Earth, Inc.

Form 10-Q
TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statement of Changes in Stockholders Equity (Deficiency)	4
Condensed Consolidated Statements of Cash flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Managements Discussions and Analysis of Financial Condition and Results of
Operations	26
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4. Controls and Procedures	32

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 2. Unregistered sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Mining Safety Disclosure	33
Item 5. Other Information	33
Item 6. Exhibits	33

SIGNATURES	34

Life On Earth, Inc.
Condensed Consolidated Balance Sheets
ASSETS
	November 30,	May 31,
	2018	2018
	(Unaudited)
Current Assets:
Cash and cash equivalents	$192,101	$189,317
Accounts receivable, net of allowance for doubtful accounts of $25,000 and $14,000 as of November 30, 2018 and May 31, 2018, respectively	214,189	181,551
Inventory	343,923	338,920
Prepaid expenses	33,358	102,243
Total current assets	783,571	812,031

Other Assets:
Equipment, net of accumulated depreciation of $46,412 and $30,937 as of November 30, 2018 and May 31, 2018, respectively	96,302	111,777
Notes receivable	27,086	47,909
Goodwill	1,970,000	785,000
Intangible assets, net of accumulated amortization of $150,272 and $80,822 as of November 30, 2018 and May 31, 2018, respectively	731,728	801,178
Security deposits	22,245	22,245

	$3,630,932	$2,580,140

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses	$1,774,059	$1,815,962
Note payable - related party	—	2,000
Note payable, net of capitalized financing costs of $93,440 and $0 as of November 30, 2018 and May 31, 2018, respectively	37,810	560,000
Convertible notes payable, net of unamortized deferred financing costs of $556,374 and $638,427 as of November 30, 2018 and May 31, 2018, respectively	1,249,126	809,533
Current maturities of loans payable, net of unamortized deferred financings costs of $2,682 and $67,834 as of November 30, 2018 and May 31, 2018, respectively	65,869	185,689
Lines of credit	75,987	38,898
Current maturities of loan payable - stockholders	66,938	52,394
Total current liabilities	3,269,789	3,464,476

Other Liabilities
Loans payable - net of current maturities	—	49,479
Loan payable - stockholders - net of current maturities	43,057	57,601
Total Liabilities	3,312,846	3,571,556

Commitments and contingencies

Stockholders' Equity (Deficiency):
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized,
1,100,000 and 1,200,000 shares issued and outstanding, as of November 30, 2018 and May 31, 2018, respectively	1,100	1,200
Common stock, $0.001 par value; 100,000,000 shares authorized,
30,483,381 and 23,581,586 shares issued and outstanding, as of November 30, 2018 and May 31, 2018, respectively	30,483	23,582
Additional paid-in capital	8,637,191	5,255,236
Accumulated deficit	(8,350,688)	(6,271,434)
	318,086	(991,416)

	$3,630,932	$2,580,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Condensed Consolidated Statements of Operations

	For the three months ended November 30,		For the six months ended November 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales, net	$1,032,250	$718,057	$2,386,384	$1,754,101
Cost of goods sold	808,684	541,198	1,925,445	1,359,724
Gross profit	223,566	176,859	460,939	394,377

Expenses:
Salaries and benefits	207,754	125,760	396,951	254,123
Professional fees	152,237	79,830	228,888	171,561
Consultants - share based compensation	93,328	6,000	240,510	54,500
Travel	22,130	18,009	57,269	36,938
Repairs and maintenance	27,825	22,864	65,639	48,316
Rent	40,754	18,899	75,159	30,262
Depreciation and amortization	41,904	17,187	84,925	30,312
Advertising and promotion	15,913	14,777	23,915	16,110
Officers' compensation	11,244	18,831	22,400	28,324
Other	15,132	35,295	160,860	98,735
	628,221	357,452	1,356,516	769,181

Loss from operations	(404,655)	(180,593)	(895,577)	(374,804)

Other expenses
Interest and financing costs	(421,940)	(248,158)	(1,183,677)	(583,191)

Net loss	$(826,595)	$(428,751)	$(2,079,254)	$(957,995)

Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.08)	$(0.05)

Basic and diluted weighted average number
of shares outstanding	28,852,556	19,947,265	27,360,626	19,433,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
For the Six Months Ended November 30, 2018
(Unaudited)
	Common Stock		Series A Preferred		Additional	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Paid in capital	Deficit	(Deficiency)
Balance - June 1, 2018	23,581,586	$23,582	1,200,000	$1,200	$5,255,236	$(6,271,434)	$(991,416)

Issuance of common shares for services	494,398	494	—	—	189,672	—	190,166
Issuance of common shares for deferred financing costs	895,000	895	—	—	635,487	—	636,382
Issuance of common shares for convertible debt	2,526,034	2,526	—	—	1,064,682	—	1,067,208
Issuance of common shares	1,350,000	1,350	—	—	133,650	—	135,000
Issuance of common shares for acquisition of JCG	1,636,363	1,636	—	—	636,546	—	638,182
Contingent consideration for additional shares related to the acquisition of JCG	—	—	—	—	721,818	—	721,818
Cancellation of preferred shares	—	—	(100,000)	(100)	100	—	—
Net loss	—	—				(2,079,254)	(2,079,254)

Balance - November 30, 2018	30,483,381	$30,483	1,100,000	$1,100	$8,637,191	$(8,350,688)	$318,086

The accompanying notes are an integral part of these consolidated financial statements.

Life On Earth, Inc.
Condensed Consolidated Statements of Cash Flows

	For the six months ended November 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(2,079,254)	$(957,995)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	240,510	54,500
Depreciation and amortization	84,925	30,312
Amortization of interest and financing costs	1,130,895	509,418
Provision for bad debts	11,000	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	124,062	(20,320)
Inventory	67,032	(75,948)
Prepaid expenses and other current assets	18,540	—
Notes receivable	20,823	—
Increase (decrease) in:
Accounts payable and accrued expenses	36,348	561,865
	(345,119)	101,832

Cash Flows From Investing Activities
Acquisition of subsidiaries, net of cash acquired	265	1,355
	265	1,355
Cash Flows From Financing Activities
Repayment of loans payable	(234,451)	(313,023)
Repayment of notes payable	(410,000)	—
Repayment of convertible notes payable	—	(605,000)
Proceeds from notes payable, net of financing costs	125,000	—
Proceeds from lines of credit	84,376	53,438
Payment of lines of credit	(47,287)	(44,657)
Proceeds from loans payable - related party	—	20,000
Repayment of loans payable - related party	—	(18,000)
Proceeds from loans payable	—	825,000
Proceeds from convertible notes payable, net of financing costs	695,000	10,638
Proceeds from sales of common stock	135,000	—
Purchase of treasury stock	—	(63,844)
	347,638	(135,448)

Net Increase (Decrease) in Cash and Cash Equivalents	2,784	(32,261)

Cash and Cash Equivalents - beginning	189,317	217,598

Cash and Cash Equivalents - end	$192,101	$185,337

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$18,915	$29,903

Noncash investing and financing activities:
Common stock issued for acquisition	$638,182	$125,000

Common stock issued to satisfy note payable	$150,000	$—

Common stock issued for deferred financing costs	$636,381	$819,971

Common stock issued for payment of note payable - related party	$2,000	$—

During the six months ended November 30, 2018, the Company acquired certain business net assets (See Note 3)
Cash	$265	$—
Accounts receivable	167,700	—
Inventory	72,035	—
Goodwill	1,185,000	—
Accounts payable	(65,000)	—
Net assets acquired	$1,360,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2018

(Unaudited)

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Life On Earth, Inc. (“LFER”) is an innovative brand accelerator, incubator and distribution platform focused on building and scaling concepts in the natural consumer products category. We focus on building brands within the alternative beverage space. We are a dynamic and innovative natural consumer packaged-goods company focused on, but not limited to, the emerging beverage industry. We manufacture and distribute our brands through our distribution subsidiaries in New York and California.

The accompanying condensed consolidated financial statements include the financial statements of LFER and its wholly owned subsidiaries, Energy Source Distributors Inc., (“ESD”), Victoria’s Kitchen, LLC (“VK”), The Giant Beverage Company, Inc. (“GBC”), and The Chill Group (“JCG”).

LFER was incorporated in Delaware in April 2013 and acquired ESD in July 2016, VK in October 2017, GBC in April 2018 and JCG in August 2018. The Company currently markets and sells beverages primarily in New York and California.

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

The Company recognizes sales of its beverage products, based on predetermined pricing, upon delivery of the product to its customers, as that is when the customer obtains control of the goods. We considered several factors in determining that control transfers to the customer upon delivery of products. These factors include that legal title transfers to the customer, we have a present right to payment, and the customer has assumed the risk and rewards of ownership at the time of delivery. Payment is typically due within 30 days. The Company has no significant history of returns or refunds of its products. For the six months ending November 30, 2018 and 2017, sales of our beverage products totaled $2,386,384 and $1,754,101, respectively. All sales were to wholesale customers located within the United States with the majority of sales to customers in New York and California.

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

Net Loss Per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As of November 30, 2018 and 2017, warrants and convertible notes payable could be converted into approximately 7,045,000 and 3,615,000 shares of common stock, respectively.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the condensed consolidated financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of November 30, 2018 and does not expect this to change significantly over the next 12 months.

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

Accounts receivable is reported net of an allowance for doubtful accounts. The allowance is based on management's estimate of the uncollectible accounts receivable. As of November 30, 2018 and May 31, 2018, the allowance for doubtful accounts was $25,000 and $14,000, respectively.

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

Advertising

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to $23,915 and $16,110 for the six months ended November 30, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, effective for fiscal years beginning after December 15, 2018, that attempts to establish a uniform basis for recording revenue to virtually all industries’ financial statements. The revenue standard’s core principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration expected to be received for those goods or services. Additionally, the new guidance requires enhanced disclosure to help financial statement users better understand the nature, amount, timing and uncertainty of the revenue recorded. Effective June 1, 2018, the Company adopted Topic 606 using the modified retrospective method. The Company’s accounting policy for the new standard is based on a detailed review of its business and contracts. Based on the new guidance, the Company will continue to recognize revenue at the time its products are delivered, and therefore adoption of the standard did not have a material impact on the financial statements and is not expected to have a material impact in the future.

In February 2016, the FASB issued a new accounting standard on leases. The new standard, among other changes, will require lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases. The lease liability will be measured at the present value of the lease payments over the lease term. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. The adoption currently requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest period presented. In July 2018, the FASB issued ASU 2018-11 making transition requirements less burdensome. The standard provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the Company’s financial statements. The Company is beginning its evaluation of the transition methods of the standard to determine the impact of the adoption on the financial statements.

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

Sales and Accounts Receivable

During the three months ended November 30, 2018, sales to five customers accounted for approximately 41% of the Company’s net sales, and during the six months ended November 30, 2018, sales to five customers accounted for approximately 35% of the Company’s net sales. During the six months ended November 30, 2017, sales to three customers accounted for approximately 22% of the Company’s net sales.

Five customers accounted for approximately 47% of the Company’s accounts receivable as of November 30, 2018. One customer accounted for approximately 11% of the Company’s accounts receivable at May 31, 2018.

Note 3 – JCG ACQUISITION

To support the company’s strategic initiatives, the Company acquired JCG and the JCG brands.

Effective August 2, 2018, the Company entered into an agreement (the “JCG Agreement”) to acquire all of the outstanding stock of JCG in exchange for 1,636,363 shares of the Company’s restricted common stock valued at $0.39 per share for a total value of approximately $638,000. If these shares are trading below $0.30 after August 2, 2019, the Company will issue additional shares so that the value of the 1,636,363 shares plus these additional shares, with a floor price of $0.20, will be equal to $900,000. The JCG Agreement also provides for the issuance of 850,000 warrants for the purchase of common stock with a two-year term and an exercise price of $0.85 with a value of approximately $9,400. The JCG Agreement also provides for an additional 1,090,909 shares of restricted common stock to be issued when the gross revenues of the JCG brands reach $900,000 in a twelve-month period. The JCG Agreement further provides for additional shares of restricted common stock, with a market value of $500,000 on the date of issuance, to be issued when the gross revenues of the JCG brands reach $3,000,000 in a twelve-month period, and again when the gross revenues of the JCG brands reach $5,000,000 in a twelve-month period. The JCG Agreement also provides for the issuance of the restricted common stock and warrants to the shareholders of JCG on a pro rata basis according to their respective percentage of ownership as of August 2, 2018. The restricted common stock may not be transferred, sold, gifted, assigned, pledged, or otherwise disposed of, directly or indirectly, for a period of twelve months (the “Lock-Up Period”). After the Lock-Up Period, the maximum shares that may be sold by each restricted common stockholder during any given one-day period shall be 5% of their total holdings or no more than 20% of the average trading volume of the preceding 30 days, whichever is less. The Company has determined the value of the contingent shares and warrants, in excess of the initial 1,636,363 shares, to be approximately $722,000, for a total purchase price value of approximately $1,360,000.

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

From the date of acquisition through November 30, 2018, JCG generated sales of approximately $39,000, cost of goods sold of approximately $22,000, and a net loss of approximately $64,000.

The following table presents the unaudited pro forma condensed consolidated statements of operations for the six months ended November 30, 2018:

	LFER	JCG	ProForma Adjustments	Notes	ProForma Combined
Sales, net	$2,347,430	$148,618	$—		$2,496,048
Cost of goods sold	1,903,135	90,067			1,993,202
Gross profit	444,295	58,551	—		502,846

Operating expenses	1,275,890	154,714	—		1,430,604

Net loss before other expenses	(831,595)	(96,163)	—		(927,758)

Other expenses	(1,183,695)	—	—		(1,183,695)

Net loss	$(2,015,290)	$(96,163)	$—		$(2,111,453)

See accompanying notes to the condensed consolidated unaudited proforma financial information.

Life On Earth, Inc.

Notes to the Unaudited Pro Forma Condensed Consolidated Financial Information

Proforma Note 1. — Basis of presentation

The unaudited pro forma condensed consolidated financial statements are based on Life On Earth, Inc.’s (the “Company” or “LFER”) historical consolidated financial statements as adjusted to give effect to the acquisition of JCG as if it had occurred on June 1, 2018.

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

The estimated useful life of the customer list is five (5) years. Amortization expense of $50,700 and $25,350 was recorded during the six months and three months ended November 30, 2018, respectively. The estimated useful life of the equipment is five (5) years. Depreciation expense of $6,592 and $4,546 was recorded during the six and three months ended November 30, 2018, respectively.

The goodwill acquired will be amortized over fifteen (15) years for tax purposes.

See Note 6 for the unaudited pro forma condensed consolidated statements of operations for the six months ended November 30, 2017.

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

See Note 6 for the unaudited pro forma condensed consolidated statements of operations for the six months ended November 30, 2017.

Note 6 – UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Life On Earth, Inc.
Unaudited ProForma Condensed Consolidated Financial Information
for the six months ended November 30, 2017
	LFER	VK	GBC	ProForma Adjustments		ProForma Combined

Sales, net	$1,746,168	$64,963	$1,558,559	$—		$3,369,689
Cost of goods sold	1,356,377	42,812	1,391,440	—		2,790,629
Gross profit	389,791	22,151	167,119	—		579,061

Operating expenses	762,457	27,367	190,847	30,350	a	1,011,021

Net loss before other expenses	(372,666)	(5,216)	(23,728)	(30,350)		(431,960)

Other expenses, net	(582,329)	(1,654)	(9,195)	—		(593,178)

Net loss	$(954,995)	$(6,870)	$(32,923)	$(30,350)		$(1,025,138)

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

Note 7 - GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from JCG, VK and GBC as disclosed in Notes 3, 4 and 5. The changes in the carrying amount of goodwill for the six months ended November 30, 2018 and for the year ended May 31, 2018 were as follows:

	Three months ended November 30, 2018	Year ended May 31, 2018
Balance at beginning of the period/year	$785,000	$—
Acquisition of GBC (Note 4)	—	590,000
Acquisition of VK (Note 5)	—	195,000
Acquisition of JCG (Note 3)	1,185,000	—

Balance at the end of the period/year	$1,970,000	$785,000

Goodwill resulting from the business acquisitions completed during the six months ended November 30, 2018 and in the year ended May 31, 2018 have been allocated to the financial records of the acquired entity. For the six months ended November 30, 2018 and for the year ended May 31, 2018, the Company did not recognize goodwill impairment. As of November 30, 2018 and May 31, 2018, there had not been any accumulated goodwill impairment recognized. The goodwill acquired will be amortized over fifteen (15) years for tax purposes.

Note 8 – INTANGIBLE ASSETS

Intangible assets as of November 30, 2018 and May 31, 2018 are summarized as follows:

	November 30, 2018	May 31, 2018
Intangible assets:
Intangible assets to be amortized:
Business relationships and customer lists	$882,000	$882,000

Less: accumulated amortization:
Intangible assets to be amortized:
Business relationships and customer lists	150,272	80,822

Net book value at the end of the period/year	$731,728	$801,178

The Company’s intangible assets are tested for impairment if impairment indicators arise. The Company amortizes its intangible assets using the straight-line method over a period ranging from 5-10 years.

Amortization expense for the six months ended November 30, 2018 and 2017 was approximately $69,450 and $18,365, respectively. Amortization expense for the three months ended November 30, 2018 and 2017 was approximately $35,205 and $9,173, respectively.

The annual estimated amortization expense for intangible assets for the five succeeding years is as follows:

For the twelve months ended November 30,
2019	$138,900
2020	138,900
2021	138,900
2022	138,900
2023	79,733
Thereafter	96,395
$731,728

Note 9 - LOANS PAYABLE – STOCKHOLDERS

In connection with the acquisition of GBC, the Company entered into a loan agreement with the former owners of GBC in the amount of $109,995. The former owners of GBC became stockholders of the Company when the acquisition of GBC was completed. The loan bears interest at 7% per annum, requires monthly payments of principal and interest totaling $4,925, and matures in April 2020, at which time all unpaid principal and interest is due. The loan is secured by all of the assets of GBC. At November 30, 2018 and May 31, 2018 the outstanding balance of the loan was $109,995.

As of November 30, 2018, future principal payments of the loan were approximately as follows:

For the twelve months ended November 30,
2019	$67,000
2020	43,000
$110,000

Note 10 – NOTE PAYABLE – RELATED PARTY

In June 2017, the Company issued a demand note in the amount of $20,000 to a related party. The note is unsecured, bears interest at 15% and matured October 2017. During October 2017, the Company repaid $18,000 of the note. On November 8, 2018, the aggregate of the unpaid principal balance of the loan of $2,000 and accrued and unpaid interest on the loan of approximately $3,000, was converted into 33,333 shares of the Company’s common stock at $0.15 per share.

Note 11 – NOTES PAYABLE

In July 2016, the Company entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Facility”) with TCA Global Credit Master Fund L.P. (“TCA”) for a total amount of $7.5 million. ESD is Corporate Guarantor to the Credit Facility. Under the terms of the Credit Facility, the Company paid advisory fees to TCA in the amount of $350,000, through the issuance of 374,332 shares of common stock. On July 5, 2016, the Company borrowed $650,000 from the Credit Facility and used the proceeds to acquire ESD for $450,000; payoff a note payable in the amount of $32,534; $74,466 was used to pay vendors for inventory purchases and $93,000 was paid to TCA for closing fees. The credit facility had a maturity date of December 27, 2017. The credit facility required fees and interest only payments at 12% during the first two months. Principal payments began in the third month. At the maturity date, all unpaid principal and interest was due. The advisory fees and closing fees totaling $443,000 were recognized as deferred financing costs. In June 2018, the Company and TCA mutually agreed to settle the debt for a total amount of $560,000, of which $410,000 is to be paid in cash in 6 equal monthly installments of $68,333 beginning in June 2018 and $150,000 to be paid with shares of the Company’s common stock. As of November 30, 2018 and May 31, 2018, the outstanding balance was $0 and $560,000, respectively.

On October 29, 2018, the Company issued a Secured Promissory Note (“SPN”), in the principal amount of $125,000 which matures on November 15, 2019. The SPN does not bear interest. The SPN was issued with a 5% original issue discount. The Company will repay the SPN note holder in 12 equal monthly installments of $10,937.50 beginning December 15, 2018. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 100,000 restricted shares of the Company’s common stock as of the date of the SPN at $0.32 per share and is obligated to issue an additional 100,000 shares, 180 days from the date of the SPN and an additional 100,000 shares, 270 days from the date of the SPN. As a result of this transaction, the Company recorded a deferred finance cost of $102,250, which is being amortized over the life of the SPN, and of which, $8,811 was amortized during the three and six months ended November 30, 2018, respectively.

As of November 30, 2018, future principal payments of the notes payable were approximately as follows:

For the twelve months ending November 30,

2019	$131,250

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

On September 20, 2017 and upon maturity, the Company repaid one Convertible Note Holder the principal amount of $440,000 and, accrued and unpaid interest in the amount of $21,156. In addition, the Company purchased 1,100,000 shares of treasury stock from the Holder for $63,844 and subsequently cancelled the shares.

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

As of November 30, 2018 and May 31, 2018, the outstanding balance of the Convertible Notes was $88,000 and $110,000, respectively.

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

On January 26, 2018, the Company entered into an NPA, pursuant to which the Company issued a Note in the amount of $125,000 (the “Note Purchase”). The Note bears interest at 7% per annum and matures on January 26, 2019. In connection with the NPA, the Company and the Purchaser also entered into a Side Letter, pursuant to which, as additional consideration for the NPA, the Company agreed to (i) pay to the Purchaser, the first $125,000 in cash proceeds received by the Company in connection with a NPA from third parties unaffiliated with the Purchaser (the “Cash Payment”) shall be used to reduce the amount due to the Purchaser under the $175K Note , and (ii), with certain exceptions, not issue any shares of common stock or other securities convertible into shares of common stock unless and until the Cash Payment has been made in full. As of November 30, 2018 and May 31, 2018, the outstanding balance was $125,000.

As further consideration for the Note Purchase, the Company entered into an agreement to amend certain SPN’s (the “Note Amendment”), pursuant to which the $175K Note and the $650K Note (together, the “Old Notes”) were amended to provide the Purchaser with the ability to convert the principal amount of such Old Notes, together with accrued interest thereon, into shares of the Company’s common stock (the “Conversion Shares”). Pursuant to the Note Amendment, the conversion price shall be equal to $0.30, subject to adjustments as set forth in the Note Amendment, and the number of Conversion Shares issuable upon conversion of the Old Notes shall be equal to the outstanding principal amount and accrued but unpaid interest due under the terms of the Old Notes to be converted, divided by the Conversion Price. As of November 30, 2018 and May 31, 2018, the outstanding balance was $737,500 and $825,000, respectively.

In July 2018, the Company (i) issued 500,000 common shares to note holder at a conversion price of $0.175 per share, to cancel $87,500 of principal amount due by the Company regarding the $175K Note; (ii) issued 300,000 shares at $0.175 per share to the note holder representing 100,000 shares per month penalty for the 3 month period from February 2018 through April 2018; (iii) paid the note holder an aggregate of $19,250 representing 4 months of accrued interest due by the Company from January 2018 through April 30, 2018 regarding the $650K and the $175K Notes; and, (iv) shall issue 196,677 shares to the note holder representing the remainder of interest due through December 31, 2018, representing $4,302 per month due on the total principal amount due of $737,500. As a result of these transactions, the Company recorded finance costs of $151,250 and $143,250, during the six months ended November 30, 2018 and for the year ended May 31, 2018, respectively.

The Company recorded an aggregate deferred finance costs on the Old Notes and the Note Purchase of $950,000, of which $174,490 and $348,980 was amortized during the three and six months ended November 30, 2018, respectively, and $392,535 was amortized during the year ended May 31, 2018.

Accrued and unpaid interest expense on the NPA of $15,094 and $30,953 was recorded by the Company during the three and six months ended November 30, 2018, respectively, and is reported as accounts payable and accrued expenses.

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

In March 2018, the Company issued secured convertible promissory notes to six (6) investors under the terms of the Note Offering in the aggregate amount of $448,000. As a result of these transactions the Company recorded deferred finance costs in the aggregate amount of $76,117, of which $19,004 and $38,008 was amortized during the three and six months ended November 30, 2018, respectively, and $16,674 was amortized during the year ended May 31, 2018.

During the six months ended November 30, 2018 three investors converted an aggregate amount of $120,000 secured convertible promissory notes plus accrued and unpaid interest of $4,629 into 415,431 shares of the Company’s common stock at $0.30 per share.

During the three and six months ended November 30, 2018, the Company recorded interest expense of $3,850 and $5,600, respectively. As of November 30, 2018, the outstanding balance was $100,000.

In May 2018, the Company offered a NPA, in the aggregate amount of up to $500,000 (the “2nd Note Offering”) and, as of November 30, 2018, issued secured convertible promissory notes to eighteen (18) investors under the terms of the 2nd Note Offering in the aggregate amount of $755,000.

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

As a result of this transaction, the Company recorded deferred finance costs in the aggregate amount of $558,940, of which, $138,081 and $231,847 was amortized during the three and six months ended November 30, 2018, respectively, and $539 was amortized during the year ended May 31, 2018. As of November 30, 2018 and May 31, 2018, the outstanding balance was $755,000 and $60,000, respectively.

As of November 30, 2018, future principal payments of the convertible notes payable were approximately as follows:

For the twelve months ending November 30,

2019	$1,805,500

Note 13 – LOANS PAYABLE

In July 2016, the Company entered into an agreement (the “Purchase and Sale Agreement”) with ESBF California LLC (“ESBF”). Under the terms of the agreement, the Company received $197,370 of cash proceeds from ESBF and agreed to repay the amount of $266,000 secured by future sales proceeds. In March 2017, the Company entered into a second Purchase and Sale Agreement with ESBF. Under the terms of the second agreement, the Purchase and Sale Agreement entered into in July 2016 was paid in full and the Company received $131,370 of cash proceeds from ESBF in exchange for a loan payable in the amount of $266,000 secured by future sales proceeds. In January 2018, the Company entered into a third Purchase and Sale Agreement with ESBF. Under the terms of the third agreement, the Purchase and Sale Agreement entered into in March 2017 was paid in full in the amount of $24,180 and the Company received approximately $170,000 of cash proceeds from the Buyer in exchange for a loan payable in the amount of $272,000 secured by future sales proceeds. In addition, the Company paid a management fee of $6,000 to complete this transaction. The difference between the aggregate of the Purchase and Sale Agreement pay-off, the management fee and the cash received and the cash to be paid from future sales proceeds of $272,000 was recognized as financing costs which has been capitalized and is being amortized over the repayment period. This amount has been reflected as a direct reduction of the loan payable in the accompanying condensed consolidated balance sheets. During the six months ended November 30, 2018, the Company made payments aggregating $151,974. The Company recognized amortization expense of $28,033 and $49,058 for the three and six months ended November 30, 2018, respectively. As of November 30, 2018 and May 31, 2018, the outstanding balance was $0 and $151,974, respectively.

In April 2018, the Company entered into an agreement (“Purchase and Sale Agreement”) with Premium Business Services LLC (“PBS”). Under the terms of the agreement, the Company received $60,000 of cash proceeds from PBS in exchange for a loan payable in the amount of $81,000, secured by future sales proceeds. The difference between the aggregate of the Purchase and Sale Agreement pay-off and the cash to be paid from future sales proceeds of $81,000 was recognized as capitalized financing costs and is being amortized over the repayment period. This amount has been reflected as a direct reduction of the loan payable in the accompanying consolidated balance sheets. During the six months ended November 30, 2018, the Company has made payments aggregating $54,000. The Company is obligated to make approximately 38 payments of $429 to PBS each business day until the full amount of the future sales proceeds is repaid. The Company recognized amortization expense of $8,047 and $16,094 for the three and six months ended November 30, 2018. As of November 30, 2018 and May 31, 2018, the outstanding balance was $16,286 and $70,286, respectively.

In connection with the acquisition of GBC, the Company acquired a loan payable with the US Small Business Administration in the amount of $135,812. In April 2018, the Company repaid $60,000 in accordance with the acquisition. The loan bears interest at prime plus 2.75% per annum, matures on December 31, 2020, and is guaranteed by both of the former owners of GBC. Minimum monthly payments of principal and interest amount to $4,383. The loan balance at November 30, 2018 and May 31, 2018 was $42,865 and $68,560, respectively.

In connection with the acquisition of GBC, the Company acquired a bank loan with a balance due of $12,182 for a delivery vehicle. The loan matures in April 2020 and bears interest at 7% per annum. The monthly payments are $578. As of November 30, 2018 and May 31, 2018, the outstanding balance of the auto loan is $9,400 and $12,182, respectively.

As of November 30, 2018, future principal payments of loans payable were approximately as follows:

For the twelve months ending November 30,

2019	$69,000

$69,000

Note 14 – LINES OF CREDIT

In connection with the acquisition of GBC, the Company acquired a $15,833 credit line with a small business lender which has no expiration date and bears interest at 10.25%. The facility is guaranteed by one of the former stockholders of GBC. At November 30, 2018 and May 31, 2018, the outstanding balance was $11,579 and $16,044, respectively.

In April 2017, the Company entered into a credit line with a small business lender that allows the Company to borrow up to $35,000 and bears interest at approximately 94% per annum. The facility requires weekly payments of principal and interest. At November 30, 2018 and May 31, 2018, the outstanding balance was $24,265 and $22,854, respectively.

In November 2018, the Company entered into a credit line with a small business lender that allows the Company to borrow up to $50,000 and bears interest at 8% per annum. At November 30, 2018 and May 31, 2018, the outstanding balance was $40,143 and $0, respectively.

On September 26, 2017, the Company entered into a revolving credit note (the “Revolver”), providing for borrowings of up to $750,000 at an annual interest rate of 7%. Amounts due under the terms of the Revolver are convertible, at the option of the holder, into shares of the Company’s common stock equal to the principal and accrued interest due on the date of conversion divided by $1.50. As of November 30, 2018 and May 31, 2018, the Company has not made any borrowings from the Revolver.

As of November 30, 2018, the future principal payments of our lines of credit were approximately as follows:

For the twelve months ending November 30,

2019	$76,000

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

Rent expense for the three and six months ended November 30, 2018 totaled $40,754 and $75,159, respectively, and totaled $18,899 and $30,262 for the three and six months ended November 30, 2017, respectively,

Note 16 - INCOME TAXES

The deferred tax asset consists of the following:

	November 30, 2018	May 31, 2018
Net operating loss carryforward	$1,794,000	$1,235,000
Stock based compensation	514,000	449,000
Valuation allowance	(2,308,000)	(1,684,000)
Deferred tax asset, net	$—	$—

For the six months ended November 30, 2018 and for the year ended May 31, 2018, the valuation allowance increased by approximately $624,000 and $661,000, respectively.

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

The deferred tax asset differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

	November 30, 2018	May 31, 2018
Federal Rate	21%	21%
State Rate	6%	6%
Valuation Allowance	-27%	-27%
Effective income tax rate	0%	0%

As of November 30, 2018, the Company has net operating loss carryforwards of approximately $8,600,000 to reduce future federal and state taxable income.

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

The Company has incurred losses from inception of approximately $8,351,000 and has a working capital deficiency of approximately $2,486,000 as of November 30, 2018. Management believes these conditions raise substantial doubt about the Company's ability to continue as a going concern for the twelve months following the date condensed consolidated financial statements are issued. Management intends to finance operations over the next twelve months through borrowings from related parties, existing lenders, and others.

Note 19 - SUBSEQUENT EVENTS

On December 27, 2018, the Company announced that it has entered into a binding letter of intent to acquire 100% ownership interest in Wild Poppy Company, Inc. to add to its current portfolio offering of natural, organic, and better-for-you, lifestyle brands.

Also, subsequent to November 30, 2018, the Company issued 163,825 shares of its common stock, valued at approximately $36,000, for financing and services.

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

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Life On Earth, Inc. (“LFER,” the “Company,” “our” or “we”), should be read in conjunction with the notes thereto. In the opinion of management, the unaudited condensed consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America, which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

COMPANY OVERVIEW

Life On Earth, Inc. is an innovative brand accelerator, incubator and distribution platform focused on building and scaling concepts in the natural consumer products category. Our mission is to bring our strategic focus and long-term forward looking vision to consumers in the health, wellness and active lifestyle spaces through superior branding, product quality, targeted acquisitions and retail experience in the functional beverage category.

Our objective is to grow as rapidly as possible (both organically and via strategic alliances and acquisitions) using the public capital markets for access to capital. The companies and assets sought by us will be those that already have market penetration in the following segments: (1) Sales (2) Marketing (3) Distribution and (4) Manufacturing;

Our management team has over 30 years of combined experience in the food and beverage industry. In July 2016, we acquired the company’s first Direct Store Delivery (“DSD”) in an all cash purchase. Since then, we have also acquired the Victoria’s Kitchen brand and The Giant Beverage Company, giving LFER bi-coastal distribution coverage. LFER has engaged a management advisor that is providing direct hands on, management advice, strategic planning, exploring the build out of a Digital Marketing Platform to address the explosion in Online, Social and Mobile marketing and other assistance similar to services seen in more advanced companies.

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

In July 2016, we entered into a Stock Purchase and Sale Agreement to acquire all of the issued and outstanding common stock of Energy Sources Distributors, Inc. (“ESD”) from its three founding shareholders. ESD provides wholesale distribution of specialty beverage products from its headquarters in Gilroy, California. The total purchase price for the acquisition was $450,000 in cash. We retained one of the selling founders as General Manager for a term of twelve (12) months pursuant to an employment agreement to manage operations at the ESD facility in Gilroy, California. ESD is now a wholly-owned subsidiary of the Company. The acquisition of ESD in July 2016 allowed LFER to expand distribution on the West Coast.

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

Sales and Distribution

The Company currently markets and sells mainstream functional beverage products through its Direct Store Delivery (DSD) platforms of ESD and Giant subsidiaries as well as through other distributors, including KeHe, UNFI and other independent distributors. The Company also sells its Victoria’s Kitchen brands direct to consumers via Amazon online. Brands sought by LFER primarily engaged in the business of developing, manufacturing, marketing and selling unique, premium, natural nonalcoholic functional beverages that are targeted towards LFER active lifestyle consumers.

Production

LFER uses third party vendors to outsource and purchase raw materials as well as contract manufactures (co-packers) to produce its products. These co-packers are independently owned and operated and function as a third party manufacturing partner in order to fulfill the inventory needs of LFER’s brands. Currently, the Company uses two co-packers that are located in different geographic locations throughout the United States.

Competition

LFER is a functional beverage company. What sets us apart in the beverage industry, is our consolidated corporate structure that handles all aspects of sales, marketing and proprietary distribution from a centralized location. The LFER platform is built to accelerate emerging growth brands in the United States by leveraging sales, supply chain, and distribution relationships. At LFER, we are forward-thinking by identifying ways to build out distribution channels that are more flexible and responsive to today’s needs. Our innovations have given rise to distribution channels, which provide robust capabilities embedded in an extended enterprise.

We realize that by sharing resources and capabilities in novel ways with new products in new situations, we can take advantage of profit-making opportunities that individual companies could not exploit alone. Our creation of a more flexible and responsive distribution system is not a concept as we have applied the practice through implementation with our own functional beverage brands.

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

Our principal executive offices are located at 575 Lexington Avenue, 4th Floor, New York NY 10022 and our telephone number is (646) 844-9897.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses from inception of approximately $8,351,000, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities.

At November 30, 2018, we had cash on hand of approximately $192,000 and an accumulated deficit of approximately $8,351,000. See “Liquidity and Capital Resources.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates.

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

LIQUIDITY AND CAPITAL RESOURCES

In March 2018, the Company received $220,000 under the terms of the Note Offering. In May 2018, the Company received $60,000 and during the six months ended November 30, 2018, the Company received $695,000 under the terms of the 2nd Note Offering. In November 2018, the Company received $135,000 from the issuance of 1,350,000 shares of the Company’s restricted common shares.

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

WORKING CAPITAL

As of November 30, 2018 the Company had total current assets of approximately $784,000 and total current liabilities of approximately $3,270,000 resulting in negative working capital of approximately $2,486,000.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2018 AND NOVEMBER 30, 2017:

Sales

The acquisitions of VK in October 2017, GBC in April 2018 and JCG in August 2018 has allowed us to expand brand offerings and our distribution reach. Sales increased during the three months ended November 30, 2018 by approximately $314,000 to a total amount of $1,032,000 as compared to $718,000 for the three months ended November 30, 2017.

For the three months ended November 30, 2018 as compared to the three months ended November 30, 2017, sales increased in our newly acquired GBC and JCG channels by approximately $701,000 and $18,000, respectively, whereas sales in our LFER, ESD and VK channels decreased by $33,000, $365,000 and $6,000, respectively.

Gross Profit

Gross profit during the three months ended November 30, 2018 decreased to 22% as compared to 25% for the three months ended November 30, 2017, which resulted primarily from a decrease in sales prices at GBC.

Operating Expenses

Operating expenses increased by approximately $271,000 during the three months ended November 30, 2018 as compared to the three months ended November 30, 2017, mainly due to increases in salaries of approximately $82,000, increases in share-based compensation of approximately $87,000, increases in professional fees of approximately $72,000, increases in rents of approximately $22,000, and increases in depreciation and amortization of approximately $25,000 that have been partially offset by decreases in other administrative costs of approximately $20,000. We expect our operating costs to increase as we continue to acquire operating companies.

Other Expense

During the three months ended November 30, 2018, the Company recorded interest and finance costs of approximately $422,000, as compared to $248,000 during the three months ended November 30, 2017. Interest and financing costs primarily result from the amortization of deferred financing cost balances that were incurred by the Company to finance operations.

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2018 AND NOVEMBER 30, 2017:

Sales

The acquisitions of VK in October 2017, GBC in April 2018 and JCG in August 2018 has allowed us to expand brand offerings and our distribution reach. Sales increased during the six months ended November 30, 2018 by approximately $632,000 to a total amount of $2,386,000 as compared to $1,754,000 for the six months ended November 30, 2017.

For the six months ended November 30, 2018 as compared to the six months ended November 30, 2017, sales increased in our newly acquired GBC, VK and JCG channels by approximately $1,538,000, 7,000 and $39,000 respectively, whereas sales in our LFER and ESD channels decreased by $294,000 and $658,000, respectively.

Gross Profit

Gross profit during the six months ended November 30, 2018 decreased to 19% as compared to 22% for the six months ended November 30, 2017, which resulted primarily from a decrease in sales prices at GBC.

Operating Expenses

Operating expenses increased by approximately $588,000 during the six months ended November 30, 2018 as compared to the six months ended November 30, 2017, mainly due to increases in salaries of approximately $143,000, increases in share based compensation of approximately $186,000, increases in professional fees of approximately $57,000, increases in rents of approximately $45,000, increases in depreciation and amortization of approximately $55,000, and increases in other costs of approximately $62,000. We expect our operating costs to increase as we continue to acquire operating companies.

Other Expense

During the six months ended November 30, 2018, the Company recorded interest and finance costs of approximately $1,184,000, as compared to $583,000 during the six months ended November 30, 2017. Interest and financing costs primarily result from the amortization of deferred financing cost balances that were incurred by the Company to finance operations.

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

As of November 30, 2018, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of November 30, 2018, is a result of inadequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2018 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Previously reported in our Form 10-K for the fiscal year ending May 31, 2018 filed on September 7, 2018 and in Note 11 to our financial statements contained herein.

ITEM 1A RISK FACTORS

As a smaller reporting company we care not required to include risk factors.

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

Life On Earth, Inc

Date: January 14, 2019	By:	/s/ Fernando Oswaldo Leonzo
Fernando Oswaldo Leonzo
Chief Executive Officer, and Chairman of the Board
(Principal Executive Officer)

Date: January 14, 2019	By:	/s/ Peter Dacey
Peter Dacey
Chief Financial Officer