Form 10-K/A
period 2018-05-31
Life On Earth, Inc.
filed 2019-05-30
CIK 1579010

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note.

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Annual Report on Form 10-K originally filed by Life On Earth, Inc. (the “Company”) on September 7, 2018 (the “Original Report”) with the Securities and Exchange Commission (the “SEC”) is being filed to reflect restatements to the financial statements filed in Item 15 of Part IV .

In addition to the financial statements filed in Item 15 of Part IV in connection with the correction of an error, new certifications by the Company’s principal executive officer and principal financial officer are also included herein as exhibits to this Amendment No. 1, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment No. 1 speaks only as of the date the Original Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

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

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses of $3,003,761 and $2,980,031 for the years ended May 31, 2018 and 2017, respectively, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities. At May 31, 2018, we had cash on hand of $189,317 and an accumulated deficit of ($6,798,340). See “Liquidity and Capital Resources.”

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses from inception of $6,798,340, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities.

At May 31, 2018, we had cash on hand of $189,317 and an accumulated deficit of $6,798,340. See “Liquidity and Capital Resources.”

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

WORKING CAPITAL

As of May 31, 2018 the Company had total current assets of $812,031 and total current liabilities of $3,589,939 resulting in negative working capital of $2,777,908. As of May 31, 2017, the Company had total current assets of $671,111 and total current liabilities of $1,795,764 resulting in negative working capital of $1,124,653.

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

Other Expense

During the year ended May 31, 2018, the Company recorded interest and finance costs of $2,114,319, as compared to $1,418,496 during the year ended May 31, 2017. The interest and finance costs incurred by the Company reflect the cost of the debt incurred by the Company to finance operations.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the consolidated financial statements, the Company has incurred losses from operations since its inception, has negative working capital, and a stockholders’ deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 20. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 2 to consolidated financial statements, the financial statements as of and for the year ended May 31, 2018 have been restated.

/s/ Raich Ende Malter & Co. LLP
We have served as the Company’s auditor since 2015
Melville, New York
September 7, 2018, except for the effects of the restatement discussed in Note 2, for which the date is May 29, 2019

Life On Earth, Inc.
Consolidated Balance Sheets
	May 31,	May 31,
	2018	2017
ASSETS
Current Assets:	(As Restated)
Cash and cash equivalents	$189,317	$217,598
Accounts receivable, net of allowance for doubtful accounts of $14,000 and $0 as of May 31, 2018 and 2017, respectively	181,551	160,306
Inventory	338,920	293,207
Prepaid expenses	102,243	—
Total current assets	812,031	671,111

Other Assets:
Equipment, net of accumulated depreciation of $30,937 and $14,508 as of May 31, 2018 and 2017, respectively	111,777	60,492
Notes receivable	47,909	—
Goodwill	921,890	—
Customer lists, net of accumulated amortization of $80,822 and $35,625 as of May 31, 2018 and 2017, respectively	801,178	339,375
Security deposits	22,245	5,245
	1,904,999	405,112

	$2,717,030	$1,076,223
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$1,815,958	$719,193
Note payable - related party	2,000	—
Notes payable, net of unamortized deferred financing costs of $0 and $129,208 as of May 31, 2018 and 2017, respectively	560,000	229,506
Convertible notes payable, net of unamortized deferred financing costs of $513,000 and $246,213 as of May 31, 2018 and 2017, respectively	935,000	556,787
Loans payable, net of unamortized deferred financing costs of $67,834 and $100,322 as of May 31, 2018 and 2017, respectively	185,689	278,865
Lines of credit	38,898	11,413
Loans payable - stockholder	52,394	—
Total current liabilities	3,589,939	1,795,764
Other Liabilities
Loans payable	49,479	—
Loans payable - stockholders	57,601	—

Total Liabilities	3,697,019	1,795,764

Commitments and contingencies

Stockholders' Deficiency:
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized, 1,200,000 shares issued and outstanding	1,200	1,200
Common stock, $0.001 par value; 100,000,000 shares authorized, 23,581,586 and 18,717,922 shares issued and outstanding as of May 31, 2018 and 2017, respectively	23,582	18,717
Additional paid-in capital	5,793,569	3,055,121
Accumulated deficit	(6,798,340)	(3,794,579)
	(979,989)	(719,541)

	$2,717,030	$1,076,223

The accompanying notes are an integral part of these consolidated financial statements.

Life On Earth, Inc.
Consolidated Statements of Operations

	For the years ended May 31,
	2018	2017
	(As Restated)
Sales, net	$3,255,679	$2,458,037
Cost of goods sold	2,529,418	1,779,678
Gross profit	726,261	678,359

Expenses:
Salaries and benefits	549,426	457,984
Professional fees	309,942	386,364
Consultancy - share based compensation	204,720	1,023,625
Travel	113,423	97,093
Repairs and maintenance	107,930	63,850
Rent	77,182	67,799
Depreciation and amortization	59,837	50,133
Advertising and promotion	72,907	23,818
Officers' compensation	49,233	21,183
Other	207,993	145,776
	1,752,593	2,337,625

Loss from operations	(1,026,332)	(1,659,266)

Other income and (expenses)
Vendor settlement	—	97,731
Interest and financing costs	(2,114,319)	(1,418,496)

Loss before income tax benefit	(3,140,651)	(2,980,031)

Income tax benefit	136,890	—

Net loss	$(3,003,761)	$(2,980,031)

Basic and diluted loss per share	$(0.14)	$(0.19)

Basic and diluted weighted average number of shares outstanding	20,782,736	15,877,927

The accompanying notes are an integral part of these consolidated financial statements.

Life On Earth, Inc.

Consolidated Statements of Changes in Stockholders' Deficiency

	Common Stock		Series A Preferred		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficiency
Balance - June 1, 2016	13,040,471	$13,040	1,200,000	$1,200	—	$—	$721,413	$(814,548)	$(78,895)
Issuance of common shares to repay notes payable	339,772	340	—	—	—	—	102,594	—	102,934
Discount on issuance of convertible debt							662,826		662,826
Issuance of common shares for services	1,888,941	1,889	—	—	—	—	1,371,737	—	1,373,626
Issuance of common shares for interest	157,480	157					199,842		199,999
Warrant exercise	1,501,258	1,501	—	—	—	—	(1,501)	—	—
Issuance of common shares for convertible debt at par value	1,790,000	1,790	—	—	—	—	(1,790)	—	—
Net Loss								(2,980,031)	(2,980,031)

Balance - May 31, 2017	18,717,922	18,717	1,200,000	1,200	—	—	3,055,121	(3,794,579)	(719,541)

Issuance of common shares for services	1,079,498	1,080	—	—	—	—	296,609	—	297,689

Issuance of common shares for deferred financing costs	2,733,333	2,733	—	—	—	—	947,267	—	950,000

Issuance of common shares for convertible debt	383,333	383	—	—	—	—	122,213	—	122,596

Issuance of common shares for in connection with acquisitions	1,767,500	1,769	—	—	—	—	745,244	—	747,013

Common shares repurchased for treasury	(1,100,000)	(1,100)	—	—	1,100,000	1,100	(62,744)	—	(62,744)

Retirement of treasury stock	—	—	—	—	(1,100,000)	(1,100)	—	—	(1,100)

Deferred financing costs on convertible notes payable	—	—	—	—	—	—	689,859	—	689,859

Net loss	—	—	—	—	—	—	—	(3,003,761)	(3,003,761)

Balance - May 31, 2018 (As Restated)	23,581,586	$23,582	1,200,000	$1,200	—	$—	$5,793,569	$(6,798,340)	$(979,989)

The accompanying notes are an integral part of these consolidated financial statements.

Life On Earth, Inc.
Consolidated Statements of Cash Flows

	For the years ended May 31,
	2018	2017
Cash Flows From Operating Activities	(As Restated)
Net loss	$(3,003,761)	$(2,980,031)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	204,719	1,023,625
Stock paid for interest	—	240,173
Depreciation and amortization	59,837	50,133
Amortization of interest and financing costs	1,605,659	1,058,358
Interest on note payable settlement	195,865	—
Provision for bad debts	14,000	—
Forgiveness of notes receivables	13,435	—
Income tax benefit	136,890	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	14,144	(158,614)
Inventory	74,134	(280,320)
Prepaid expenses and other current assets	(9,273)	14,740

Increase (decrease) in:
Accounts payable and accrued expenses	567,076	691,143
Customer advances	—	(20,880)
	(127,275)	(361,673)

Cash Flows From Investing Activities
Acquisition of subsidiaries, net of cash acquired	12,216	—
Equipment acquired	—	(75,000)
Customer list acquired	—	(375,000)
Payment of security deposit	(17,000)	(5,245)
	(4,784)	(455,245)

Cash Flows From Financing Activities
Proceeds from loans payable, net of financing costs	420,176	656,276
Repayment of loans payable	(513,352)	(648,413)
Proceeds from notes payable	—	645,784
Repayment of notes payable	—	(309,786)
Proceeds from lines of credit, net of financing costs	85,650	15,000
Payment of lines of credit	(73,998)	(3,587)
Proceeds from loan payable - related party	20,000	—
Payment of loan payable - related party	(23,600)	(10,000)
Proceeds from convertible notes payable, net of financing costs	857,746	665,000
Repayment of convertible notes payable	(605,000)	(3,000)
Purchase of treasury stock	(63,844)	—
	103,778	1,007,274

Net (Decrease)/ Increase in Cash and Cash Equivalents	(28,281)	190,356

Cash and Cash Equivalents - beginning	217,598	27,248

Cash and Cash Equivalents - end	$189,317	$217,598

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$39,015	$100,651

Noncash investing and financing activities:
Conversion of debt to common stock and additional paid-in capital	$122,596	$62,760

Common stock issued for acquisition	$747,013	$—

Common stock and warrants issued for financing costs	$1,101,526	$1,012,826

Payments of loans payable with proceeds of additional loans payable	$—	$137,035

Extinguishment of notes payable through issuance of convertible notes payable	$825,000	$—

In October 2017; April 2018 and July 2016, the Company acquired certain business net assets (See Note 4, 5 and 7)
Cash	$120,296	$—
Accounts receivable	49,389	—
Inventory	119,847	—
Trucks, trailers & equip at cost	65,925	75,000
Notes Receivable	61,344	—
Goodwill	921,890	—
Customer list	507,000	375,000
Accounts payable	(419,043)	—
Interco loans	(116,071)	—
Deferred tax liability	(136,890)
Notes Payable	(108,600)	—
Loans payable	(209,995)	—
Purchase price of business net assets	(855,092)	(450,000)
	$—	$—
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

The accompanying consolidated financial statements include the financial statements of Life On Earth, Inc. (“LFER”) and its wholly owned subsidiaries, Energy Source Distributors Inc., (“ESD”), Victoria’s Kitchen, LLC (“VK”) and The Giant Beverage Company, Inc. (“GBC”).

LFER was incorporated in Delaware in April 2013 and acquired ESD in July 2016, VK in October 2017, and GBC in April 2018. The Company currently markets and sell beverages, primarily in New York and California.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").

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

Note 2 – RESTATEMENT

Stockholders’ deficiency as of May 31, 2018 has been restated as follows:

Total Stockholders'
Deficiency
As reported	$(991,416)
Deferred financing costs related to issuance of convertible notes payable	538,335
Net financing cost associated with the issuance of convertible notes payable	(663,798)
Income tax benefit	136,890
Restated	$(979,989)

During May 2019, the Company discovered that an error was made in the accounting for the extinguishment of debt on January 26, 2018. The correction of the error resulted in the Company recording deferred financing costs in the amount of $538,335 and net financing costs of $663,798, during the year ended May 31, 2018. In addition, during May 2019, the Company discovered that an error was made in the accounting for goodwill for the GBC acquisition, which did not include a component for the related deferred tax liability. The correction of this error resulted in the Company recording an income tax benefit in the amount of $136,890, for the year ended May 31, 2018. The total impact of these corrections was to decrease the Company’s Stockholders’ Deficiency by $11,427 for the year ended May 31, 2018.

The impact on the audited consolidated financial statements as of and for the year ended May 31, 2018 is as follows:

The consolidated balance sheet includes an increase in goodwill of $136,890, an increase in convertible notes payable of $125,467, an increase in additional paid-in capital of $538,333, an increase in the accumulated deficit of $526,906, and a decrease in stockholders’ deficiency of $11,427.

The consolidated statement of operations includes an increase in interest and financing costs of $663,796, an increase in income tax benefit of $136,890, an increase in net loss of $526,906, and an increase in the basic and diluted loss per share of $0.02.

The consolidated statement of changes in stockholders’ deficiency includes an increase in deferred financing costs on convertible notes payable of $538,333, an increase in net loss of $526,906, and a decrease in stockholders’ deficiency of $11,427.

The consolidated statement of cash flows includes an increase in net loss of $526,906, an increase in amortization of interest and financing costs of $390,016, an increase in income tax benefit of $136,890, and a decrease in stockholders’ deficiency of $11,427.

Note 3 - CONCENTRATIONS

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

At April 26, 2018, the fair value of the assets acquired and liabilities assumed from GBC were as follows:

Assets:
Cash	$118,941
Accounts receivable	36,365
Inventory	79,283
Equipment	65,925
Notes receivable	61,344
Goodwill	726,890
Customer list	507,000
$1,595,748
Liabilities:
Accounts payable	$402,700
Intercompany loans	116,071
Deferred tax liability	136,890
Line of credit	15,833
Loans payable	194,162
$865,656

Net Assets Acquired	$730,092

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

Note 6 – UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Life On Earth, Inc.
Unaudited ProForma Condensed Consolidated Financial Information
For the year ended May 31, 2018

	LFER	VK	GBC	ProForma Adjustments	Notes	ProForma Combined

Sales, net	$2,867,857	$120,006	$3,117,117			$6,104,980
Cost of goods sold	2,217,067	81,845	2,782,880			5,081,791
Gross profit	650,790	38,161	334,237			1,023,188

Operating expenses	1,634,894	27,911	381,694	136,869	(a)	2,181,368

Net (Loss) income before other expenses	(984,104)	10,250	(47,457)	(136,869)		(1,158,180)

Other expenses	(2,110,509)	(28,933)	(18,389)			(2,157,831)

Tax benefit			136,890			136,890

Net loss	$(3,094,613)	$(18,683)	$71,044	$(136,869)		$(3,179,121)

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

See Notes 4 and 5 for the purchase price allocations of GBC and VK, respectively.

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

Note 7 – ESD ACQUISITION

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

Note 8 - GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from VK and GBC as disclosed in Notes 4 and 5. The changes in the carrying amount of goodwill for the years ended May 31, 2018 and 2017 were as follows:

	2018	2017
Balance at beginning of the year	$—	$—
Acquistion of GBC (Note 4)	726,890	—
Acquistion of VK (Note 5)	195,000	—

Balance at the end of the year	$921,890	$—

Goodwill resulting from the business acquisitions completed in the year ended May 31, 2018 has been allocated to the financial records of the acquired entity. For the year ended May 31, 2018, the Company did not have goodwill impairment. As of May 31, 2018, there had not been any accumulated goodwill impairment provided.

Note 9 – INTANGIBLE ASSETS

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

Amortization expense for the years ended May 31, 2018 and 2017 was approximately $45,197 and $35,625, respectively.

The annual estimated amortization expense for intangible assets for the five succeeding years is as follows:

For the years ended May 31,
	2019	$138,900
	2020	138,900
	2021	138,900
	2022	138,900
	2023	129,953
Thereafter		115,625
		$801,178

Note 10 - LOANS PAYABLE – STOCKHOLDERS

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

Note 11 – NOTES PAYABLE – RELATED PARTY

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

Note 12 – NOTES PAYABLE

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

As of May 31, 2018, future principal payments of the note payable were approximately as follows:

For the year ending May 31,

2019	$560,000

Note 13 – CONVERTIBLE NOTES PAYABLE

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

As further consideration for the Note Purchase, the Company entered into an agreement to amend certain SPN’s (the “Note Amendment”), pursuant to which the $175K Note and the $650K Note (together, the “Old Notes”) were amended to provide the Purchaser with the ability to convert the principal amount of such Old Notes, together with accrued interest thereon, into shares of the Company’s common stock (the “Conversion Shares”). Pursuant to the Note Amendment, the conversion price shall be equal to $0.30, subject to adjustments as set forth in the Note Amendment, and the number of Conversion Shares issuable upon conversion of the Old Notes shall be equal to the outstanding principal amount and accrued but unpaid interest due under the terms of the Old Notes to be converted, divided by the Conversion Price. As of May 31, 2018, the outstanding balance was $825,000. The Note Amendment was treated as an extinguishment of the old notes and an issuance of new notes (the “New Notes”).

As a result of this transaction the Company recorded deferred financing costs on the New Notes, and the $125,000 note purchase, of $538,335, of which $106,336 was amortized during the year ended May 31, 2018, and expensed the unamortized deferred financing costs of $557,462.

Accrued and unpaid interest expense on the NPA of $42,485 was recorded by the Company during the year ended May 31, 2018 and is reported as accounts payable and accrued expenses.

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

As of May 31, 2018, future principal payments of the convertible notes payable were approximately as follows:

For the year ending May 31,

2019	$1,448,000

Note 14 – LOANS PAYABLE

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

As of May 31, 2018, future principal payments of loans payable were approximately as follows:

For the year ending May 31,

2019	$253,523
2020	32,820
2021	16,659
$303,002

Note 15 – LINES OF CREDIT

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

As of May 31, 2018, the future principal payments of our lines of credit were as follows:

For the year ending May 31,

2019	$38,898

Note 16 – CAPITAL STOCK

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

Note 17 - COMMITMENTS AND CONTINGENCIES

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

Rent expense for the years ended May 31, 2018 and 2017 totaled $77,182 and $67,799, respectively.

The company’s future lease commitments is approximately as follows:

For the years ended May 31,
2019	$168,000
2020	170,000
2021	141,000
2022	113,000
2023	$38,000

Note 18 - INCOME TAXES

The deferred tax attributes consist of the following:

	May 31, 2018	May 31, 2017
Net operating loss carryforward	$1,374,000	$629,000
Stock based compensation	449,000	394,000
Intangible assets	(136,890)	—
Valuation allowance	(1,686,110)	(1,023,000)
Deferred tax asset, net	$—	$—

For the years ended May 31, 2018 and 2017, the valuation allowance increased by approximately $660,000 and $160,000, respectively.

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

As of May 31, 2018, the Company has net operating loss carryforwards of approximately $6,800,000 to reduce future federal and state taxable income.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company's tax years are subject to federal and state tax examinations.

Note 19 - RELATED PARTY TRANSACTIONS

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

Note 20 - BASIS OF REPORTING AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $6,800,000, has a working capital deficiency of approximately $2,780,000 and a net capital deficiency of approximately $980,000, which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and receive additional loans from related parties. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 21 - SUBSEQUENT EVENTS

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