Form 10-Q/A
period 2018-08-31
Life On Earth, Inc.
filed 2019-06-04
CIK 1579010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the period ended in this report, August 31, 2018 the registrant had 28,284,492 shares of common stock outstanding. As October 17, 2018 the registrant had 28,387,067 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to the Quarterly Report on Form 10-Q originally filed by Life On Earth, Inc. (the “Company”) on October 22, 2018 (the “Original Report”) with the Securities and Exchange Commission (the “SEC”) is being filed to reflect restatements to the financial statements filed in Item 1 of Part I .

In addition to the financial statements filed in Item 1 of Part I in connection with the correction of an error, new certifications by the Company’s principal executive officer and principal financial officer are also included herein as exhibits to this Amendment No. 1, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

 As described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment No. 1 speaks only as of the date the Original Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events

Life On Earth, Inc.

Form 10-Q
TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statement of Changes in Stockholders Deficiency	4
Condensed Consolidated Statements of Cash flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Managements Discussions and Analysis of Financial Condition and Results of
Operations	26
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4. Controls and Procedures	32

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 2. Unregistered sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Mining Safety Disclosure	33
Item 5. Other Information	33
Item 6. Exhibits	33

SIGNATURES	34

Life On Earth, Inc.
Condensed Consolidated Balance Sheets
ASSETS
	August 31,	May 31,
	2018	2018
	(Unaudited)
	(As Restated)	(As Restated)
Current Assets:
Cash and cash equivalents	$285,324	$189,317
Accounts receivable, net of allowance for doubtful accounts of $18,000 and $14,000 as of August 31, 2018 and May 31, 2018, respectively	290,861	181,551
Inventory	348,108	338,920
Prepaid expenses	53,125	102,243
Total current assets	977,418	812,031

Other Assets:
Equipment, net of accumulated depreciation of $39,234 and $30,937 as of August 31, 2018 and May 31, 2018, respectively	103,480	111,777
Notes receivable	38,015	47,909
Goodwill	2,106,890	921,890
Intangible assets, net of accumulated amortization of $115,547 and $80,822 as of August 31, 2018 and May 31, 2018, respectively	766,453	801,178
Security deposits	22,245	22,245

	$4,014,501	$2,717,030

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses	$1,675,371	$1,815,958
Note payable - related party	2,000	2,000
Note payable	205,000	560,000
Convertible notes payable, net of unamortized deferred financing costs of $822,374 and $513,000 as of August 31, 2018 and May 31, 2018, respectively	1,078,126	935,000
Loans payable, net of unamortized financings costs of $38,763 and $67,834 as of August 31, 2018 and May 31, 2018, respectively	135,666	185,689
Lines of credit	37,443	38,898
Loan payable - stockholders	53,079	52,394
Total current liabilities	3,186,685	3,589,939

Other liabilities
Loans payable	8,863	49,479
Loan payable - stockholders	56,916	57,601
Total Liabilities	3,252,464	3,697,019

Commitments and contingencies

Stockholders' Equity (Deficiency):
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized,
1,200,000 shares issued and outstanding	1,200	1,200
Common stock, $0.001 par value; 100,000,000 shares authorized,
28,284,492 and 23,581,586 shares issued and outstanding, as of August 31, 2018 and May 31, 2018, respectively	28,284	23,582
Additional paid-in capital	8,703,823	5,793,569
Accumulated deficit	(7,971,270)	(6,798,340)
	762,037	(979,989)

	$4,014,501	$2,717,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Condensed Consolidated Statements of Operations

	For the three months ended August 31,
	2018	2017
	(unaudited)	(unaudited)
	(As Restated)

Sales, net	$1,354,134	$1,036,044
Cost of goods sold	1,116,761	818,526
Gross profit	237,373	217,518

Expenses:
Salaries and benefits	189,197	128,363
Professional fees	76,651	91,731
Consultants - share based compensation	147,182	48,500
Travel	35,139	18,929
Repairs and maintenance	37,814	25,452
Rent	34,405	11,363
Depreciation and amortization	43,021	13,125
Advertising and promotion	8,002	1,333
Officers' compensation	11,156	9,493
Other	145,728	63,440
	728,295	411,729

Loss from operations	(490,922)	(194,211)

Other expenses
Interest and financing costs	(682,008)	(335,033)

Net loss	$(1,172,930)	$(529,244)

Basic and diluted loss per share	$(0.05)	$(0.03)

Basic and diluted weighted average number
of shares outstanding	25,351,437	18,925,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Consolidated Statement of Stockholders' Equity (Deficiency)
For the Three Months Ended August 31, 2018
(Unaudited)
	Common Stock		Series A Preferred Stock		Additional	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Equity/(Deficiency)
Balance - June 1, 2018 (As Restated)	23,581,586	$23,582	1,200,000	$1,200	$5,793,569	$(6,798,340)	$(979,989)

Issuance of common shares for services	231,773	232			96,606		96,838
Issuance of common shares for deferred financing costs	757,500	757			519,782		520,539
Issuance of common shares for convertible debt at par value	2,077,270	2,077			935,502		937,579
Issuance of common shares for acquisition of JCG	1,636,363	1,636			636,546		638,182
Contingent consideration for additional shares related to the acquisition of JCG					721,818		721,818
Net loss						(1,172,930)	(1,172,930)

Balance - August 31, 2018 (As Restated)	28,284,492	$28,284	1,200,000	$1,200	$8,703,823	$(7,971,270)	$762,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Condensed Consolidated Statements of Cash Flows

	For the three months ended August 31,
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities	(As Restated)
Net loss	$(1,172,930)	$(529,244)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	147,182	48,500
Depreciation and amortization	43,021	13,125
Amortization of financing costs included in interest and financing costs	667,073	287,105
Provision for bad debts	4,000	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	54,390	6,753
Inventory	62,847	(14,863)
Prepaid expenses and other current assets	(1,227)	—
Notes receivable	9,894	—
Increase (decrease) in:
Accounts payable and accrued expenses	(62,341)	344,785
	(248,091)	156,161

Cash Flows From Investing Activities
Acquisition of subsidiary, net of cash acquired	265	—
	265	—

Cash Flows From Financing Activities
Repayment of loans payable	(205,000)	(155,095)
Repayment of notes payable	(119,712)	—
Proceeds from lines of credit, net of financing costs	20,162	25,088
Payment of lines of credit	(21,617)	(13,918)
Proceeds from loan payable - related party	—	20,000
Proceeds from convertible notes payable, net of financing costs	670,000	—
	343,833	(123,925)

Net Increase in Cash and Cash Equivalents	96,007	32,236

Cash and Cash Equivalents - beginning	189,317	217,598

Cash and Cash Equivalents - end	$285,324	$249,834

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$15,853	$—
Noncash investing and financing activities
Common stock issued for deferred financing costs	$143,250	$—

Common stock issued for convertible debt	$150,000	$—

Common stock issued for acquisition	$638,182	$—

Common stock issued for deferred financing costs	$520,539	$—

In August 2018, the Company acquired certain business net assets (See Note 3)
Cash	$265	$—
Accounts receivable	167,700	—
Inventory	72,035	—
Goodwill	1,185,000	—
Accounts payable	(65,000)	—
Net assets acquired	$1,360,000	$—
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

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-K/A as of May 31, 2018. Interim results are not necessarily indicative of the results of a full year.

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

Note 2 – RESTATEMENT

Stockholders’ equity (deficiency) as of August 31, 2018 has been restated as follows:

Total Stockholders'
Equity (deficiency)
As reported	$670,880
Adjustments recorded during the year ended May 31, 2018:
Deferred financing costs related to issuance of convertible notes payable	538,334
Net financing cost associated with the issuance of convertible notes payable	(663,796)
Income tax benefit	136,890
Adjustments recorded during the quarter ended August 31, 2018:
Net financing cost associated with the issuance of convertible notes payable	79,729
Restated	$762,037

During May 2019, the Company discovered that an error was made in the accounting for the extinguishment of debt on January 26, 2018. The correction of the error resulted in the Company recording deferred financing costs in the amount of $538,334 as of May 31, 2018, reporting a decrease in interest and financing costs of $79,729 for the three months ended August 31, 2018 and reporting an increase in financing costs of $663,798 for the year ended May 31, 2018. In addition, during May 2019, the Company discovered that an error was made, in the accounting for goodwill for the GBC acquisition which did not include a component for the related deferred tax liability. The correction of this error resulted in the Company recording an income tax benefit in the amount of $136,890, for the year ended May 31, 2018. The total impact of these corrections was to increase the Company’s Stockholders’ Equity (Deficiency) by $91,157 for the three months ended August 31, 2018 and to decrease the Company’s Stockholders’ Equity (Deficiency) by $11,427 for the year ended May 31, 2018.

The impact on the condensed consolidated financial statements is as follows:

The condensed consolidated balance sheet as of August 31, 2018 includes an increase in goodwill of $136,890, an increase in convertible notes payable of $45,733, an increase in additional paid-in capital of $538,334, an increase in the accumulated deficit of $447,177, and an increase in stockholders’ equity (deficiency) of $91,157.

The condensed consolidated statement of operations includes a decrease in interest and financing costs and net loss of $79,729 for the three months ended August 31, 2018.

The condensed consolidated statement of changes in stockholders’ equity (deficiency) includes an increase in additional paid-in capital of $538,334 as of June 1, 2018 and August 31, 2018, an increase in the accumulated deficit of $526,906 and $447,177 as of June 1, 2018 and August 31, 2018, respectively, a decrease in stockholders’ equity (deficiency) of $11,427 as of June 30, 2018, and an increase in stockholders’ equity (deficiency) of $91,157 as of August 31, 2018.

The condensed consolidated statement of cash flows includes a decrease in net loss of $79,729, and a decrease in amortization of interest and financing costs of $79,726 for the three months ended August 31, 2018.

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

Note 4 – JCG ACQUISITION

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

The following table presents the unaudited pro forma condensed consolidated statements of operations for the three months ended August 31, 2018:

	LFER	JCG	ProForma Adjustments	ProForma Combined
Sales, net	$1,332,946	$162,158	$—	$1,495,104
Cost of goods sold	1,100,342	96,458		1,196,800
Gross profit	232,604	65,700		298,304

Operating expenses	706,138	96,440		802,578

Net Loss before other expenses	(473,534)	(30,740)		(504,274)

Other expenses	(761,737)	—		(761,737)

Net Loss	$(1,235,271)	$(30,740)	$—	$(1,266,011)

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

Note 5 – GBC ACQUISITION

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

Note 6 – VK ACQUISITION

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

Note 7 – UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

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

Note 8 - GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from JCG, VK and GBC as disclosed in Notes 3, 4 and 5. The changes in the carrying amount of goodwill for the three months ended August, 2018 and for the year ended May 31, 2018 were as follows:

	Three months ended August 31, 2018	Year ended May 31, 2018
Balance at beginning of the period/year	$921,890	$—
Acquisition of GBC (Note 4)	—	726,890
Acquisition of VK (Note 5)	—	195,000
Acquisition of JCG (Note 3)	1,185,000	—

Balance at the end of the period/year	$2,106,890	$921,890

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

Note 9 – INTANGIBLE ASSETS

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

Note 10 - LOANS PAYABLE – STOCKHOLDERS

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

In July 2018, the Company (i) issued 500,000 common shares to note holder at a conversion price of $0.175 per share, to cancel $87,500 of principal amount due by the Company regarding the $175K Note; (ii) issued 300,000 shares at $0.175 per share to the note holder representing 100,000 shares per month penalty for the 3 month period from February 2018 through April 2018; (iii) paid the note holder an aggregate of $19,250 representing 4 months of accrued interest due by the Company from January 2018 through April 30, 2018 regarding the $650K and the $175K Notes; and, (iv) shall issue 196,677 shares to the note holder representing the remainder of interest due through December 31, 2018, representing $4,302 per month due on the total principal amount due of $737,500. As a result of these transactions, the Company recorded finance costs of $151,250 and $143,250, during the three months ended August 31, 2018 and for the year ended May 31, 2018, respectively. The Note Amendment has been treated as an extinguishment of the old notes and an issuance of new notes (The “Notes”).

As a result of this transaction the Company recorded deferred financing costs on the New Notes, and the $125,000 note purchases of $538,335, of which $94,750 was amortized during the three months ended August 31, 2018.

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

Rent expense for the three months ended August 31, 2018 and 2017 totaled $34,405 and $11,363, respectively.

Note 17 - INCOME TAXES

The deferred tax asset consists of the following:

	August 31, 2018	May 31, 2018
Net operating loss carryforward	$1,641,000	$1,374,000
Stock based compensation	489,000	449,000
Intangible Assets	(136,890)	(136,890)
Valuation allowance	(1,993,110)	(1,686,110)
Deferred tax asset, net	$—	$—

For the three months ended August 31, 2018 and for the year ended May 31, 2018, the valuation allowance increased by approximately $307,000 and $660,000, respectively.

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

As of August 31, 2018, the Company has net operating loss carryforwards of approximately $7,971,000 to reduce future federal and state taxable income.

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

Note 19 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $7,971,000 and has a working capital deficiency of approximately $2,209,000 as of August 31, 2018. Management believes these conditions raise substantial doubt about the Company's ability to continue as a going concern for the twelve months following the date condensed consolidated financial statements are issued. Management intends to finance operations over the next twelve months through borrowings from related parties, existing lenders, and others.

Note 20 - SUBSEQUENT EVENTS

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

Our principal executive offices are located at 575 Lexington Avenue, 4th Floor, New York NY 10022 and our telephone number is (646) 844-9897.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses from inception of approximately $7,971,000, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities.

At August 31, 2018, we had cash on hand of approximately $285,000 and an accumulated deficit of approximately $7,971,000. See “Liquidity and Capital Resources.”

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

WORKING CAPITAL

As of August 31, 2018 the Company had total current assets of approximately $977,000 and total current liabilities of approximately $3,187,000 resulting in negative working capital of approximately $2,210,000.

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

Other Expense

During the three months ended August 31, 2018, the Company recorded interest and finance costs of approximately $682,000, as compared to $335,000 during the three months ended August 31, 2017. Interest and financing costs primarily result from the amortization of deferred financing cost balances that were incurred by the Company to finance operations.

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

Life On Earth, Inc

Date: June 3, 2019	By:	/s/ Fernando Oswaldo Leonzo
Fernando Oswaldo Leonzo
Chief Executive Officer, and Chairman of the Board
(Principal Executive Officer)

Date: June 3, 2019	By:	/s/ Robert Gunther
Robert Gunther
Chief Operating Officer, and Director
(Principal Financial Officer)