Form 10-Q/A
period 2018-11-30
Life On Earth, Inc.
filed 2019-06-04
CIK 1579010

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to the Quarterly Report on Form 10-Q originally filed by Life On Earth, Inc. (the “Company”) on January 15, 2019 (the “Original Report”) with the Securities and Exchange Commission (the “SEC”) is being filed to reflect restatements to the financial statements filed in Item 1 of Part I .

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

Life On Earth, Inc.

Form 10-Q
TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statement of Changes in Stockholders Equity (Deficiency)	4
Condensed Consolidated Statements of Cash flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Managements Discussions and Analysis of Financial Condition and Results of
Operations	26
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4. Controls and Procedures	32

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 2. Unregistered sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	33
Item 4. Mining Safety Disclosure	33
Item 5. Other Information	33
Item 6. Exhibits	33

SIGNATURES	34

Life On Earth, Inc.
Condensed Consolidated Balance Sheets

	November 30,	May 31,
	2018	2018
	(Unaudited)
	(As Restated)	(As Restated)
Current Assets:
Cash and cash equivalents	$192,101	$189,317
Accounts receivable, net of allowance for doubtful accounts of $25,000 and $14,000 as of November 30, 2018 and May 31, 2018, respectively	214,189	181,551
Inventory	343,923	338,920
Prepaid expenses	33,358	102,243
Total current assets	783,571	812,031

Other Assets:
Equipment, net of accumulated depreciation of $46,412 and $30,937 as of November 30, 2018 and May 31, 2018, respectively	96,302	111,777
Notes receivable	27,086	47,909
Goodwill	2,106,890	921,890
Intangible assets, net of accumulated amortization of $150,272 and $80,822 as of November 30, 2018 and May 31, 2018, respectively	731,728	801,178
Security deposits	22,245	22,245
	$3,767,822	$2,717,030

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses	$1,774,060	$1,815,958
Note payable - related party	—	2,000
Note payable, net of capitalized financing costs of $93,440 and $0 as of November 30, 2018 and May 31, 2018, respectively	37,810	560,000
Convertible notes payable, net of unamortized deferred financing costs of $590,377 and $513,000 as of November 30, 2018 and May 31, 2018, respectively	1,215,123	935,000
Current maturities of loans payable, net of unamortized deferred financings costs of $2,682 and $67,834 as of November 30, 2018 and May 31, 2018, respectively	65,869	185,689
Lines of credit	75,987	38,898
Current maturities of loan payable - stockholders	66,938	52,394
Total current liabilities	3,235,786	3,589,939

Other Liabilities
Loans payable - net of current maturities	—	49,479
Loan payable - stockholders - net of current maturities	43,057	57,601
Total Liabilities	3,278,843	3,697,019

Commitments and contingencies

Stockholders' Equity (Deficiency):
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized,
1,100,000 and 1,200,000 shares issued and outstanding, as of November 30, 2018 and May 31, 2018, respectively	1,100	1,200
Common stock, $0.001 par value; 100,000,000 shares authorized,
30,483,381 and 23,581,586 shares issued and outstanding, as of November 30, 2018 and May 31, 2018, respectively	30,483	23,582
Additional paid-in capital	9,175,524	5,793,569
Accumulated deficit	(8,718,128)	(6,798,340)
	488,979	(979,989)

	$3,767,822	$2,717,030
The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Condensed Consolidated Statements of Operations

	For the three months ended November 30,		For the six months ended November 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(As Restated)		(As Restated)

Sales, net	$1,032,250	$718,057	$2,386,384	$1,754,101
Cost of goods sold	808,684	541,198	1,925,445	1,359,724
Gross profit	223,566	176,859	460,939	394,377

Expenses:
Salaries and benefits	207,754	125,760	396,951	254,123
Professional fees	152,237	79,830	228,888	171,561
Consultants - share based compensation	93,328	6,000	240,510	54,500
Travel	22,130	18,009	57,269	36,938
Repairs and maintenance	27,825	22,864	65,639	48,316
Rent	40,754	18,899	75,159	30,262
Depreciation and amortization	41,904	17,187	84,925	30,312
Advertising and promotion	15,913	14,777	23,915	16,110
Officers' compensation	11,244	18,831	22,400	28,324
Other	15,132	35,295	160,860	98,735
	628,221	357,452	1,356,516	769,181

Loss from operations	(404,655)	(180,593)	(895,577)	(374,804)

Other expenses
Interest and financing costs	(342,203)	(248,158)	(1,024,211)	(583,191)

Net loss	$(746,858)	(428,751)	(1,919,788)	(957,995)

Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.07)	$(0.05)

Basic and diluted weighted average number
of shares outstanding	28,852,556	19,947,265	27,360,626	19,433,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
For the Six Months Ended November 30, 2018
(Unaudited)
	Common Stock		Series A Preferred		Additional	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Paid in capital	Deficit	(Deficiency)
Balance - June 1, 2018 (As Restated)	23,581,586	$23,582	1,200,000	$1,200	$5,793,569	$(6,798,340)	$(979,989)

Issuance of common shares for services	494,398	494	—	—	189,672	—	190,166
Issuance of common shares for deferred financing costs	895,000	895	—	—	635,487	—	636,382
Issuance of common shares for convertible debt	2,526,034	2,526	—	—	1,064,682	—	1,067,208
Issuance of common shares	1,350,000	1,350	—	—	133,650	—	135,000
Issuance of common shares for acquisition of JCG	1,636,363	1,636	—	—	636,546	—	638,182
Contingent consideration for additional shares related to the acquisition of JCG	—	—	—	—	721,818	—	721,818
Cancellation of preferred shares	—	—	(100,000)	(100)	100	—	—
Net loss	—	—				(1,919,788)	(1,919,788)

Balance - November 30, 2018 (As Restated)	30,483,381	$30,483	1,100,000	$1,100	$9,175,524	$(8,718,128)	$488,979

The accompanying notes are an integral part of these consolidated financial statements.

Life On Earth, Inc.
Condensed Consolidated Statements of Cash Flows

	For the six months ended November 30,
	2018	2017
	(Unaudited)	(Unaudited)
	(As Restated)
Cash Flows From Operating Activities
Net loss	$(1,919,788)	$(957,995)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	240,510	54,500
Depreciation and amortization	84,925	30,312
Amortization of interest and financing costs	971,429	509,418
Provision for bad debts	11,000	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	124,062	(20,320)
Inventory	67,032	(75,948)
Prepaid expenses and other current assets	18,540	—
Notes receivable	20,823	—
Increase in:
Accounts payable and accrued expenses	36,348	561,865
	(345,119)	101,832
Cash Flows From Investing Activities
Acquisition of subsidiaries, net of cash acquired	265	1,355
	265	1,355
Cash Flows From Financing Activities
Repayment of loans payable	(234,451)	(313,023)
Repayment of notes payable	(410,000)	—
Repayment of convertible notes payable	—	(605,000)
Proceeds from notes payable, net of financing costs	125,000	—
Proceeds from lines of credit	84,376	53,438
Payment of lines of credit	(47,287)	(44,657)
Proceeds from loans payable - related party	—	20,000
Repayment of loans payable - related party	—	(18,000)
Proceeds from loans payable	—	825,000
Proceeds from convertible notes payable, net of financing costs	695,000	10,638
Proceeds from sales of common stock	135,000	—
Purchase of treasury stock	—	(63,844)
	347,638	(135,448)

Net Increase (Decrease) in Cash and Cash Equivalents	2,784	(32,261)

Cash and Cash Equivalents - beginning	189,317	217,598

Cash and Cash Equivalents - end	$192,101	$185,337

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$18,915	$29,903

Noncash investing and financing activities:
Common stock issued for acquisition	$638,182	$125,000

Common stock issued to satisfy note payable	$150,000	$—

Common stock issued for deferred financing costs	$636,381	$819,971

Common stock issued for payment of note payable - related party	$2,000	$—

During the six months ended November 30, 2018, the Company acquired certain business net assets (See Note 3)
Cash	$265	$—
Accounts receivable	167,700	—
Inventory	72,035	—
Goodwill	1,185,000	—
Accounts payable	(65,000)	—
Net assets acquired	$1,360,000	$—
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

Note 2 – RESTATEMENT

Stockholders’ equity (deficiency) as of November 30, 2018 has been restated as follows:

Total Stockholders'
Equity (Deficiency)
As reported	$318,086
Adjustments recorded during the year ended May 31, 2018:
Deferred financing costs related to issuance of convertible notes payable	538,333
Net financing cost associated with the issuance of convertible notes payable	(663,796)
Income tax benefit	136,890
Adjustments recorded during the six months ended November 30, 2018:
Financings costs associated with the issuance of convertible notes payable	159,466
Restated	$488,979

During May 2019, the Company discovered that an error was made in the accounting for the extinguishment of debt on January 26, 2018. The correction of the error resulted in the Company recording deferred financing costs in the amount of $538,333 as of May 31, 2018, reporting a decrease in interest and financing costs of $159,466 for the six months ended November 30, 2018 and reporting an increase in financing costs of $663,796 for the year ended May 31, 2018. In addition, during May 2019, the Company discovered that an error was made in the accounting for goodwill for the GBC acquisition which did not include a component for the related deferred tax liability. The correction of this error resulted in the Company recording an income tax benefit in the amount of $136,890, for the year ended May 31, 2018. The total impact of these corrections was to increase the Company’s Stockholders’ Equity (Deficiency) by $170,893 for the six months ended November 30, 2018 and to decrease the Company’s Equity (Deficiency) by $11,427 for the year ended May 31, 2018.

The impact on the condensed consolidated financial statements is as follows:

The condensed consolidated balance sheet as of November 30, 2018 includes an increase in goodwill of $136,890, a decrease in convertible notes payable of $34,003, an increase in additional paid-in capital of $538,333, an increase in the accumulated deficit of $367,440, and an increase in stockholders’ equity (deficiency) of $170,893.

 The condensed consolidated statement of operations includes a decrease in interest and financing costs and net loss of $79,737 and $159,466 for the three and six months ended November 30, 2018, respectively, and an increase in the basic and diluted loss per share of $0.01 for the six months ended November 30, 2018.

 The condensed consolidated statement of changes in stockholders’ equity (deficiency) includes an increase in additional paid-in capital of $538,333 as of June 1, 2018 and November 30, 2018, an increase in the accumulated deficit of $526,906 and $367,440 as of June 1, 2018 and November 30, 2018, respectively, a decrease in stockholders’ equity (deficiency) of $11,427 as of June 30, 2018, and an increase in stockholders’ equity (deficiency) of $170,893 as of November 30, 2018.

 The condensed consolidated statement of cash flows includes a decrease in net loss of $159,466, and a decrease in amortization of interest and financing costs of $159,466 for the six months ended November 30, 2018.

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

The following table presents the unaudited pro forma condensed consolidated statements of operations for the six months ended November 30, 2018:

	LFER	JCG	ProForma Adjustments	Notes	ProForma Combined
Sales, net	$2,347,430	$148,618	$—		$2,496,048
Cost of goods sold	1,903,135	90,067			1,993,202
Gross profit	444,295	58,551	—		502,846

Operating expenses	1,275,890	154,714	—		1,430,604

Net loss before other expenses	(831,595)	(96,163)	—		(927,758)

Other expenses	(1,024,229)	—	—		(1,024,229)

Net loss	$(1,855,824)	$(96,163)	$—		$(1,951,987)

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

As a result of this transaction the Company recorded deferred financing costs on the New Notes, and the $125,000 Note Purchase of $538,333, of which $189,510 was amortized during the six months ended November 30, 2018.

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

Note 16 - INCOME TAXES

The deferred tax asset consists of the following:

	November 30, 2018	May 31, 2018
Net operating loss carryforward	$1,888,000	$1,374,000
Stock based compensation	514,000	449,000
Intangible assets	(136,890)	(136,890)
Valuation allowance	(2,265,110)	(1,686,110)
Deferred tax asset, net	$—	$—

For the six months ended November 30, 2018 and for the year ended May 31, 2018, the valuation allowance increased by approximately $580,000 and $660,000, respectively.

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

As of November 30, 2018, the Company has net operating loss carryforwards of approximately $7,000,000 to reduce future federal and state taxable income.

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

The Company has incurred losses from inception of approximately $8,718,000 and has a working capital deficiency of approximately $2,452,000 as of November 30, 2018. Management believes these conditions raise substantial doubt about the Company's ability to continue as a going concern for the twelve months following the date condensed consolidated financial statements are issued. Management intends to finance operations over the next twelve months through borrowings from related parties, existing lenders, and others.

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

Our principal executive offices are located at 575 Lexington Avenue, 4th Floor, New York NY 10022 and our telephone number is (646) 844-9897.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses from inception of approximately $8,718,000, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities.

At November 30, 2018, we had cash on hand of approximately $192,000 and an accumulated deficit of approximately $8,718,000. See “Liquidity and Capital Resources.”

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

WORKING CAPITAL

As of November 30, 2018 the Company had total current assets of approximately $784,000 and total current liabilities of approximately $3,236,000 resulting in negative working capital of approximately $2,452,000.

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

Other Expense

During the three months ended November 30, 2018, the Company recorded interest and finance costs of approximately $342,000, as compared to $248,000 during the three months ended November 30, 2017. Interest and financing costs primarily result from the amortization of deferred financing cost balances that were incurred by the Company to finance operations.

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

Other Expense

During the six months ended November 30, 2018, the Company recorded interest and finance costs of approximately $1,024,000, as compared to $583,000 during the six months ended November 30, 2017. Interest and financing costs primarily result from the amortization of deferred financing cost balances that were incurred by the Company to finance operations.

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

Life On Earth, Inc

Date: June 3, 2019	By:	/s/ Fernando Oswaldo Leonzo
Fernando Oswaldo Leonzo
Chief Executive Officer, and Chairman of the Board
(Principal Executive Officer)

Date: June 3, 2019	By:	/s/ Peter Dacey
Peter Dacey
Chief Financial Officer