Form 10-Q
period 2019-02-28
Life On Earth, Inc.
filed 2019-06-14
CIK 1579010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2019

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

.

(Check one)
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
	☐	Emerging growth	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the period ended in this report, February 28, 2019, the registrant had 34,913,689 shares of common stock outstanding. As of June 9, 2019 the registrant had 37,118,727 shares of common stock outstanding.

Life On Earth, Inc.

Form 10-Q
TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statement of Changes in Stockholders Equity (Deficiency)	4
Condensed Consolidated Statements of Cash flows	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Managements Discussions and Analysis of Financial Condition and Results of
Operations	26
Item 3. Quantitative and Qualitative Disclosures about Market Risk	33
Item 4. Controls and Procedures	33

PART II - OTHER INFORMATION
Item 1. Legal Proceedings Item 1.a Risk Factors	34
Item 2. Unregistered sales of Equity Securities and Use of Proceeds	34
Item 3. Defaults Upon Senior Securities	34
Item 4. Mining Safety Disclosure	34
Item 5. Other Information	34
Item 6. Exhibits	34

SIGNATURES	35

Life On Earth, Inc.
Unaudited Condensed Consolidated Balance Sheets

	February 28,	May 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$69,956	$189,317
Accounts receivable, net of allowance for doubtful accounts of $80,174 and $14,000 as of February 28, 2019 and May 31, 2018, respectively	177,399	181,551
Inventory	328,024	338,920
Prepaid expenses	77	102,243
Total current assets	575,456	812,031

Other Assets:
Equipment, net of accumulated depreciation of $53,458 and $30,937 as of February 28, 2019 and May 31, 2018, respectively	89,255	111,777
Notes receivable	5,953	47,909
Goodwill	2,106,890	921,890
Intangible assets, net of accumulated amortization of $184,997 and $80,822 as of February 28, 2019 and May 31, 2018, respectively	697,003	801,178
Security deposits	20,245	22,245
Total Assets	$3,494,802	$2,717,030
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Lines of credit	$115,598	$38,598
Accounts payable and accrued expenses	1,835,899	1,815,958
Note payable - related party	—	2,000
Notes payable, net of unamortized deferred financing costs of $68,931 and $0 as of February 28, 2019 and May 31, 2018, respectively	62,319	560,000
Convertible notes payable, net of unamortized deferred financing costs of $300,455 and $513,000 as of February 28, 2019 and May 31, 2018, respectively	923,045	935,000
Current maturities of loans payable, net of unamortized deferred financings costs of $2,682 and $67,834 as of February 28, 2019 and May 31, 2018, respectively	45,645	185,689
Current maturities of loan payable - stockholders	109,995	52,394
Total current liabilities	3,089,501	3,589,939

Other Liabilities
Loans payable - net of current maturities	—	49,479
Loan payable - stockholders - net of current maturities	—	57,601
Total Liabilities	3,089,501	3,697,019

Commitments and contingencies

Stockholders' Equity (Deficiency):
Series A Preferred stock, $0.001 par value; 10,000 ,000 shares authorized,
1,100,000 and 1,200,000 shares issued and outstanding as of February 28, 2019 and May 31, 2018, respectively	1,100	1,200
Common stock, $0.001 par value; 100,000,000 shares authorized,
34,913,689 and 23,581,586 shares issued and outstanding, as of February 28, 2019 and May 31, 2018, respectively	34,914	23,582
Additional paid-in capital	10,233,670	5,793,569
Accumulated deficit	(9,864,383)	(6,798,340)
Total Stockholders (Deficiency)	405,301	(979,989)
Total Liabilities and Stockholders (Deficiency)
	$3,494,802	$2,717,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended February 28,		For the nine months ended February 28,
	2019	2018	2019	2018

Sales, net	$755,356	$602,946	$3,141,740	$2,357,047
Cost of goods sold	712,977	444,234	2,638,422	1,803,959
Gross profit	42,379	158,712	503,318	553,088

Expenses :
Salaries and benefits	115,995	117,195	512,946	371,318
Professional fees	60,181	51,212	290,069	222,773
Consultants - share based compensation	282,029	20,117	522,539	74,617
Travel	21,612	58,960	78,881	95,898
Repairs and maintenance	31,242	28,162	96,881	76,478
Rent	45,439	18,782	120,598	49,044
Depreciation and amortization	41,771	18,000	126,696	48,312
Advertising and promotion	21,265	31,869	45,180	47,978
Officers' compensation	40,326	7,846	62,726	36,170
Other	95,093	40,523	255,953	139,257
	755,953	392,666	2,112,469	1,161,845

Loss from operations	(713,574	(233,954	(1,609,151)	(608,757)

Other expenses
Interest and financing costs	(432,685)	(250,733)	(1,456,892)	(833,924)

Net loss	$(1,146,259)	$(484,687)	$(3,066,043)	$(1,442,681)

Basic and diluted loss per share	$(0.04)	$(0.02)	$(0.11)	$(0.07)

Basic and diluted weighted average number
of shares outstanding	31,790,805	21,524,222	28,821,122	20,170,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Consolidated Statements of Stockholders' Equity/(Deficiency)
For the nine months ended February 28, 2019
(Unaudited)
	Common Stock		Series A Preferred		Additonal	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Deficiency
Balance - June 1, 2018	23,581,586	$23,582	1,200,000	$1,200	$5,793,569	$(6,798,340)	$(979,989)

Issuance of common shares for services	231,773	232			96,606		96,838

Issuance of common shares for deferred financing costs	757,500	757			519,782		520,539

Issuance of common shares for convertible debt	2,077,270	2,077			935,502		937,579

Issuance of common shares for acquisition of JCG	1,636,363	1,636			636,546		638,182

Contingent consideration for additional shares related to the acquisition of JCG					721,818		721,818

Net loss						(1,172,930)	(1,172,930)

Balance - August 31, 2018	28,284,492	28,284	1,200,000	1,200	8,703,823	(7,971,270)	762,037

Issuance of common shares for services	262,625	263			93,065		93,328

Issuance of common shares for deferred financing costs	137,500	138			115,705		115,843

Issuance of common shares for convertible debt	448,764	449			129,180		129,629

Issuance of common shares at $0.10 per share	1,350,000	1,350			133,650		135,000

Cancellation of preferred shares			(100,000)	(100)	100		—

Net loss						(746,858)	(746,858)

Balance - November 30, 2018	30,483,381	30,483	1,100,000	1,100	9,175,524	(8,718,128)	488,979

Issuance of common shares for services	889,161	889			238,515		239,404

Issuance of common shares for deferred financing costs	171,571	172			64,060		64,232

Issuance of common shares for convertible debt	2,346,243	2,346			600,594		602,941

Issuance of common shares at $0.15 per share	1,006,666	1,007			149,993		151,000

Issuance of common shares at $0.30 per share	16,667	17			4,983		5,000

Net loss						(1,146,255)	(1,146,255)

Balance - February 28, 2019	34,913,689	$34,914	1,100,000	$1,100	$10,233,670	$(9,864,383)	$405,301

The accompanying notes are an integral part of these consolidated financial statements.

Life On Earth, Inc.
Consolidated Statements of Stockholders' Equity/(Deficiciency)
For the nine months ended February 28, 2018
(Unaudited)
	Common Stock		Series A Preferred		Treasury Stck		Additonal	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Deficiency
Balance - June 1, 2017	18,717,922	$18,717	1,200,000	$1,200			$3,055,121	$(3,794,579)	$(719,541)

Issuance of common shares for services	565,248	565					47,935		48,500

Issuance of common shares for deferred financing costs	—	—					—		—

Issuance of common shares for convertible debt	—	—					—		—

Net loss								(529,244)	(529,244)

Balance - August 31, 2017	19,283,170	19,282	1,200,000	1,200	—	—	3,103,056	(4,323,823)	(1,200,285)

Issuance of common shares for services	21,409	22					5,978		6,000

Issuance of common shares for deferred financing costs	2,733,333	2,733					817,238		821,071

Issuance of common shares for convertible debt	—	—					—		—

Issuance of common shares at $0.40 per share	312,500	313					124,687		125,000

Common Shares repurchased for treasury	(1,100,000)	(1,100)	—	—	1,100,000	1,100	(62,744)		(63,844)

Cancellation of treasury stock					(1,100,000)	(1,100)	—		(1,100)
Net loss								(428,751)	(428,751)

Balance - November 30, 2017	21,250,412	21,250	1,200,000	1,200	—	—	3,988,215	(4,752,574)	(741,909)

Issuance of common shares for services	355,649	356					179,137		179,493

Issuance of common shares for deferred financing costs	—	—					—		—

Issuance of common shares for convertible debt	343,333	343					83,949		84,292

Net loss								(484,687)	(484,687)

Balance - February 28, 2018	21,949,394	21,949	1,200,000	1,200	—	—	4,251,301	(5,237,261)	(962,811)

The accompanying notes are an integral part of these consolidated financial statements.

Life On Earth, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the nine months ended February 28,
	2019	2018

Cash Flows From Operating Activities
Net loss	$(3,066,042)	$(957,995)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	479,914	54,500
Depreciation and amortization	126,697	30,312
Amortization of interest and financing costs	1,353,316	509,418
Provision for bad debts	66,174	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	105,678	(20,320)
Inventory	82,931	(75,948)
Prepaid expenses and other current assets	51,821	—
Notes receivable	41,956	—
Security deposits	2,000	—
Increase (decrease) in:
Accounts payable and accrued expenses	124,131	561,865
Customer advances	—	—
	(631,424)	101,832

Cash Flows From Investing Activities
Acquisition of subsidiaries, net of cash acquired	265	1,355
	265	1.355

Cash Flows From Financing Activities
Repayment of loans payable	(260,902)	(313,023)
Repayment of notes payable	(410,000)
Repayment of convertible notes payable	(5,000)	(605,000)
Proceeds from notes payable, net of deferred financing costs	125,000	—
Proceeds from lines of credit, net of financing costs	195,742	53,438
Payment of lines of credit	(119,042)	(44,657)
Proceeds from loans payable - related party	—	20,000
Repayment of loans payable - related party	—	(18,000)
Proceeds from loans payable	—	825,000
Proceeds from convertible notes payable, net of financing costs	695,000	10,638
Proceeds from sales of common stock	291,000
Purchase of treasury stock	—	(63,844)
	511,798	(135,488

Net Increase (decrease) in Cash and Cash Equivalents	$(119,361)	(32,261)

Cash and Cash Equivalents - beginning	189,317	217,589

Cash and Cash Equivalents - end	$69,956	$185,337

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$15,853	$29,903

Noncash investing and financing activities:
Common stock issued for acquisition	$1,360,000	$125,000

Common stock issued to satisfy note payable	$150,000	$-

Common stock issued for Issuance of common shares for convertible debt	$1,670,149	$819,971

Common stock issued for issuance of common shares with convertible debt as financing fee	$700,619	$950,000

Common stock issued for payment of note payable - related party	$2,000	$-

During the nine months ended February 28, 2019, the Company acquired certain business net assets (See Note 3)
Cash	$265	$1,355
Accounts receivable	167,700	13,024
Inventory	72,035	40,564
Goodwill	1,185,000	195,000
Accounts payable	(65,000)	(16,343)
Notes payable		(108,600)
Net assets acquired	$1,360,000	$125,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.

Notes to Condensed Consolidated Financial Statements

February 28, 2019

(Unaudited)

Note 1. NATURE  OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Life On Earth, Inc. (“LFER”) is an innovative brand accelerator, incubator and distribution platform focused on building and scaling concepts in the natural consumer products category. We focus on building brands within the alternative beverage space. We are a dynamic and innovative natural consumer packaged-goods company focused on, but not limited to , the emerging beverage industry. We manufacture and distribute our brands through our distribution subsidiaries in New York and California.

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KA as amended as of May 31, 2018. Interim results are not necessarily indicative of the results of a full year.

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

The Company recognizes sales of its beverage products, based on predetermined pricing, upon delivery of the product to its customers, as that is when the customer obtains control of the goods. We considered several factors in determining that control transfers  to the customer upon delivery of products. These factors include that legal title transfers to the customer, we have a present right to payment, and the customer has assumed the risk and rewards of ownership at the time of delivery. Payment is typically due within 30 days. The Company has no significant history of returns or refunds of its products. All s ales were to wholesale customers located within the United States with the majority of sales to customers in New York and California.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Net Loss Per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. For the three and nine months ended February 28, 2019 and 2018, warrants and convertible notes payable could be converted into approximately 4,798,000 and 4,335,000 shares of common stock, respectively.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the condensed consolidated financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of February 28, 2019 and does not expect this to change significantly over the next 12 months.

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

Accounts receivable is reported net of an allowance for doubtful accounts. The allowance is based on management's estimate of the uncollectible accounts receivable. As of February 28, 2019 and May 31, 2018, the allowance for doubtful accounts was $80,174 and $14,000, respectively.

Inventory

Inventory consists of finished goods and raw materials which are stated at the lower of cost (first-in, first-out) and net realizable value. As of February 28,2019 there was $328,024 of inventory consisting of $222,971 of finished goods and $105,053 of raw materials.  As of May 31, 2018 there was $338,920 of inventory consisting of $289,305 of finished goods and $49,615 of raw materials.

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

In February 2016, the FASB issued a new accounting standard on leases. The new standard, among other changes, will require lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases. The lease liability will be measured at the present value of the lease payments over the lease term. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayments, lease incentives received and the lessee’s initial direct costs. The new standard is effective for annual reporting periods beginning after December   15, 2018, including interim reporting periods within those annual reporting periods. The adoption currently requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest period presented. In July 2018, the FASB issued ASU 2018-11 making transition requirements less burdensome. The standard provides an option to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the Company’s financial statements. The Company will implement a modified retrospective approach for its leases that currently exist for is new fiscal year beginning on June 1, 2019.  The Company does not expect this to have a material impact on a going forward basis.

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

Note 2 - Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $9,864,000 and has a working capital deficiency of approximately $2,515,000 as of February 28, 2019. Management believes these conditions raise substantial doubt about the Company's ability to continue as a going concern for the twelve months following the date the unaudited condensed consolidated financial statements are issued. The Company does not have enough cash to fund the next 12 months of operations. Management intends to finance operations over the next twelve months through borrowings from related parties, existing lenders, and others.

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

Sales and Accounts Receivable

During the three months ended February 28, 2019, sales to 3 customers accounted for approximately 34% of the Company’s net sales. These four customers accounted for 12%, 12%, and 10% respectively. During the nine months ended February 28, 2019, no single customer accounted up more than 10% of the Company’s net sales. During the nine months ended February 28, 2018, no single customer accounted for more than 10% of the Company’s net sales.

Two customers accounted for approximately 36% of the Company’s accounts receivable as of February 28, 2019. These two customers accounted for 21% and 15% respectively. One customer accounted for approximately 11% of the Company’s accounts receivable at May 31, 2018.

Note 4 – JCG ACQUISITION

To support the company’s strategic initiatives, the Company acquired JCG and the JCG brands.

Effective August 2, 2018, the Company entered into an agreement (the “JCG Agreement”) to acquire all of the outstanding stock of JCG in exchange for 1,636,363 shares of the Company’s restricted common stock valued at $0.39 per share for a total value of approximately $638,000. If these shares are trading below $0.30 after August 2, 2019 , the Company will issue additional shares so that the value of the 1,636,363 shares plus these additional shares, with a floor price of $0.20, will be equal to $900,000 . The JCG Agreement also provides for the issuance of a warrant for 850,000  shares of common stock with a two-year term and an exercise price of $0.85 with a value of approximately $9,400 . The JCG Agreement also provides for an additional 1,090,909 shares of restricted common stock to be issued when the gross revenues of the JCG brands reach $900,000 in a twelve-month period. The JCG Agreement further provides for additional shares of restricted common stock, with a market value of $500,000  on the date of issuance, to be issued when the gross revenues of the JCG brands reach $3,000,000 in a twelve-month period, and again when the gross revenues of the JCG brands reach $5,000,000 in a twelve-month period. The JCG Agreement also provides for the issuance of the restricted common stock and warrants to the shareholders of JCG on a pro rata basis according to their respective percentage of ownership as of August 2, 2018 . The restricted common stock may not be transferred, sold, gifted, assigned, pledged, or otherwise disposed of, directly or indirectly, for a period of twelve months (the “Lock-Up Period”). After the Lock-Up Period, the maximum shares that may be sold by each restricted common stockholder during any given one-day period shall be 5% of their total holdings or no more than 20% of the average trading volume of the preceding 30 days, whichever is less. The Company has determined the value of the contingent shares and warrants, in excess of the initial 1,636,363 shares, to be approximately $722,000, for a total purchase price value of approximately $1,360,000.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Issuance of 1,636,363 shares of common stock with an estimated fair value of $.39 per share	$638,182
Contingent consideration for additional shares and warrants (included in additional paid-in capital)	721,818

Total purchase consideration	$1,360,000

Cash	$265
Accounts receivable	167,700
Inventory	72,035
Accounts payable	(65,000)
Goodwill	1,185,000
Net assets acquired	$1,360,000

From the date of acquisition through February 28, 2019, JCG generated sales of approximately $84,000, cost of goods sold of approximately $145,000, and a net loss of approximately  $61,000.

 The following table presents the unaudited pro forma condensed consolidated statements of operations for the nine months ended February  28, 2019:

	LFER	JCG	ProForma Adjustments	ProForma Combined
Sales, net	$3,057,557	$193,846	$—	$3,251,404
Cost of goods sold	2,493,025	213,155		2,706,179
Gross profit	564,533	(19,308)		545,224

Operating expenses	1,959,347	227,210		2,186,557

Net loss before other expenses	(1,394,814)	(246,518)		(1,641,332)

Other expenses	(1,456,910)	—		(1,456,910)

Net loss	$(2,851,724)	$(246,518)	$—	$(3,098,242)

See accompanying notes to the condensed consolidated unaudited proforma financial information.

Proforma Note 1. — Basis of presentation

The unaudited pro forma condensed consolidated financial statements are based on Life On Earth, Inc.’s (the “Company” or “LFER”) historical consolidated financial statements as adjusted to give effect to the acquisition of JCG as if it had occurred on June 1, 2018.

Unaudited ProForma Condensed Consolidated Financial Information
For the nine months ended February, 2018

	LFER	JCG	ProForma Adjustments	Notes	ProForma Combined

Sales, net	$4,753,215	$421,355	$—		$5,174,570
Cost of goods sold	3,938,312	315,025	—		4,253,337
Gross profit	814,902	106,330	—		921,232

Operating expenses	1,494,350	347,799	—		1,842,149

Net loss before other expenses	(679,448)	(241,469)	—		(920,917)

Other expenses, net	(869,860)	—	—		(869,860)

Net loss	$(1,549,308)	$(241,469)	$—		$(1,790,777)

See accompanying notes to the condensed consolidated unaudited proforma financial information.

Unaudited ProForma Condensed Consolidated Financial Information
For the three months ended February, 2018

	LFER	JCG	ProForma Adjustments	Notes	ProForma Combined

Sales, net	$1,382,225	$91,586	$—		$1,473,811
Cost of goods sold	1,139,954	79,703	—		1,219,657
Gross profit	242,271	11,883	—		254,154

Operating expenses	503,265	112,769	—		616,034

Net loss before other expenses	(260,993)	(100,886)	—		(361,879)

Other expenses, net	(255,330)	—	—		(255,330)

Net loss	$(516,324)	$(100,886)	$—		$(617,210)

See accompanying notes to the condensed consolidated unaudited proforma financial information.

Note 5 – GBC ACQUISITION

To support the company’s strategic initiatives, the Company acquired GBC for its distribution capabilities in the New York metropolitan region.

Effective April 26, 2018, the Company acquired all of the outstanding stock of GBC for total consideration of $730,092, of which, $108,079 was paid in cash and $622,013 was paid by the issuance of 1,455,000 shares of the Company’s common stock at $0.4275 per share. If, after 12 months from the date of the closing, the shares are trading below twenty ($0.20) cents per share, the Company shall issue 485,000 additional shares as additional stock consideration. The Company determined the value of these contingent shares were di minimis. On the one year anniversary  of the closing the shares were trading above $.20  and therefore the additional shares were not required to be issued. In conjunction with the closing, the stockholders of GBC are subject to the provisions of a non-competition/non-solicitation/non-disclosure agreement. One of the former stockholders of GBC has been appointed as the Company’s General Manager pursuant to a 2-year employment agreement.

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

The estimated useful life of the customer list is five (5) years. Amortization expense of $76,050 and $25,350 was recorded during the nine months and three months ended February 28, 2019, respectively. The estimated useful life of the equipment is five (5) years. Depreciation expense of $9,889 and $3,297 was recorded during the nine months and three months ended February 28, 2019, respectively.

See Note 6 for the unaudited pro forma condensed consolidated statements of operations for the nine months ended February 28, 2018 .

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

Note 7 – UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION

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

Proforma Note 3 — Pro Forma adjustment

The pro forma adjustments are based on our estimates and assumptions. The following adjustments have been reflected in the unaudited pro forma condensed consolidated financial information:

(a) Reflects the depreciation related to the acquired property and equipment and the amortization of the intangible assets acquired.

Proforma Note 4 — Commitments

In connection with the acquisition of GBC, the Company assumed a lease for approximately 5,250 square feet of office and warehouse space located in Staten Island, New York at a base rent of $8,500 per month. The lease terminates on April 26, 2023. In addition, the Company entered into an employment agreement, beginning April 26, 2018, with a general manager for a period of two years at a rate of $75,000, per year.

Life On Earth, Inc.
Unaudited ProForma Condensed Consolidated Financial Information
For the nine months ended February, 2018
	LFER	VK	GBC	ProForma Adjustments		ProForma Combined

Sales, net	$2,330,735	$84,642	$2,337,838	$—		$4,753,215
Cost of goods sold	1,798,250	52,902	2,087,160	—		3,938,312
Gross profit	532,485	31,739	250,678	—		814,902

Operating expenses	1,143,523	19,032	286,271	45,525	a	1,494,350

Net loss before other expenses	(611,038)	12,708	(35,593)	(45,525)		(679,448)

Other expenses, net	(832,010)	(24,058)	(13,792)			(869,860)

Net loss	$(1,443,048)	$(11,350)	$(49,385)	$(45,525)		$(1,549,308)

See accompanying notes to the condensed consolidated unaudited proforma financial information.

Life On Earth, Inc.
Unaudited ProForma Condensed Consolidated Financial Information
For the three months ended February, 2018
	LFER	GBC	ProForma Adjustments		ProForma Combined

Sales, net	$602,946	$779,279	$—		$1,382,225
Cost of goods sold	444,234	695,720	—		1,139,954
Gross profit	158,712	83,559	—		242,271

Operating expenses	392,666	95,424	15,175	a	503,265

Net loss before other expenses	(233,954)	(11,864)	(15,175)		(260,993)

Other expenses, net	(250,733)	(4,597)	—		(255,330)

Net loss	$(484,687)	$(16,462)	$(15,175)		$(516,324)

See accompanying notes to the condensed consolidated unaudited proforma financial information.

Note 8 - GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from JCG, VK and GBC as disclosed in Notes 4, 5 and 6.  The changes in the carrying amount of goodwill for the nine months ended February 28, 2019 and for the year ended May 31, 2018 were as follows:

	Nine months ended February 28, 2019	Year ended May 31, 2018
Balance at beginning of the period/year	$921,890	$—
Acquisition of GBC (Note 4)	—	726,890
Acquisition of VK (Note 5)	—	195,000
Acquisition of JCG (Note 3)	1,185,000	—

Balance at the end of the period/year	$2,106,890	$921,890

Goodwill resulting from the business acquisitions completed during the nine months ended February 28, 2019 and in the year ended May 31, 2018 have been allocated to the financial records of the acquired entity. For the nine months ended February 28, 2019 and for the year ended May 31, 2018, the Company did not recognize goodwill impairment . As of February 28, 2019 and May 31, 2018, there had not been any accumulated goodwill impairment recognized.

Note 9 – INTANGIBLE ASSETS

Intangible assets as of February 28, 2019 and May 31, 2018 are summarized as follows:

	February 28, 2019	May 31, 2018
Intangible assets:
Intangible assets to be amortized:
Business relationships and customer lists	$882,000	$882,000

Less: accumulated amortization:
Intangible assets to be amortized:
Business relationships and customer lists	184,997	80,822

Net book value at the end of the period/year	$697,003	$801,178

The Company’s intangible assets are tested for impairment if impairment indicators arise. The Company amortizes its intangible assets using the straight-line method over a period ranging from 5-10 years.

Amortization expense for the nine months ended February 28, 2019 and 2018 was approximately $104,175 and $28,125, respectively. Amortization expense for the three months ended February 28, 2019 and 2018 was approximately $34,725 and $9,375, respectively.

The annual estimated amortization expense for intangible assets for the five succeeding years is as follows:

For the twelve months ended February 28,
2020	$138,900
2021	138,900
2022	138,900
2023	138,900
2024	54,738
Thereafter	87,020
$697,003

Note 10 - LOANS PAYABLE – STOCKHOLDERS

In connection with the acquisition of GBC, the Company entered into a loan agreement with the former owners of GBC in the amount of $109,995. The former owners of GBC became stockholders of the Company when the acquisition of GBC was completed. The loan bears interest at 7% per annum, requires monthly payments of principal and interest totaling $4,925, and matures in April 2020, at which time all unpaid principal and interest is due. The loan is secured by all of the assets of GBC. At February 28, 2019 and May 31, 2018 the outstanding balance of the loan was $109,995.

As of February 28, 2019, future principal payments of the loan were approximately as follows:

For the twelve months ended February 28,
Current portion	$109,955

Note 11 – NOTES PAYABLE

I

In July 2016, the Company entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Facility”) with TCA Global Credit Master Fund L.P. (“TCA”) for a total amount of $7.5 million. Energy Source Distributors is Corporate Guarantor to the Credit Facility. Under the terms of the Credit Facility, the Company paid advisory fees to TCA in the amount of $350,000, through the issuance of 374,332 shares of common stock. On July 5, 2016, the Company borrowed $650,000 from the Credit Facility and used the proceeds to acquire Energy Source Distributors for $450,000; payoff a note payable in the amount of $32,534; $74,466 was used to pay vendors for inventory purchases and $93,000 was paid to TCA for closing fees. The credit facility had a maturity date of December 27, 2017. The credit facility required fees and interest only payments at 12% during the first two months. Principal payments began in the third month. At the maturity date, all unpaid principal and interest was due. The advisory fees and closing fees totaling $443,000 were recognized as deferred financing costs.

On June 14, 2017, the Company filed a lawsuit in the Seventeenth Judicial Circuit in and for Broward County, Florida (the “Broward County Court”) against TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”). The lawsuit was filed in connection with loan transactions (the “Loans”) with TCA as the lender and the Company as the borrower and that alledged: (a) over 100% interest charged on the Loans is usurious in violation of Florida law; (b) TCA violated the Florida Deceptive and Unfair Trade Practices Act, including disguising interest charges as advisory fees in the amount of $550,000; (c) breach of contract by, among other things, TCA seeking payment of usurious, illegal, unconscionable and unenforceable fees and failing to fund the full amount of the $1.6 million loan; and (d) breach of implied covenant of good faith and fair dealing. On June 15, 2017, TCA filed a lawsuit in the Broward County Court against the Company for breach of contract pertaining to the transaction documents associated with the Loans, claiming that it suffered damages and seeking compensatory damages and prejudgment interest upon the compensatory damages at a default rate of 25% plus accrued interest.

On June 28, 2018, the Company and TCA mutually agreed to settle the outstanding debt for a total amount of $560,000, of which $410,000 is to be paid in cash in 6 equal monthly installments of $68,333 beginning in June 2018 and $150,000 to be paid with shares of the Company’s common stock. As of February 28, 2019 and May 31, 2018, the outstanding balance was $0 and $560,000, respectively

On October 29, 2018, the Company issued a Secured Promissory Note (“SPN”), in the principal amount of $125,000 which matures on November 15, 2019. The SPN does not bear interest. The SPN was issued with a 5% original issue discount. The Company will repay the SPN note holder in 12 equal monthly installments of $10,937.50  beginning December 15, 2018. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 100,000 restricted shares of the Company’s common stock as of the date of the SPN at $0.32 per share and is obligated to issue an additional 100,000 shares, 180 days from the date of the SPN and an additional 100,000 shares, 270 days from the date of the SPN. As a result of this transaction, the Company recorded a deferred finance cost of $102,250, which was amortized over the life of the SPN, and of which, $8,811 was amortized during the month ended November 30, 2018.

As of February 28, 2019, future principal payments of the notes payable were approximately as follows:

For the twelve months ending February 28,

2020	$131,250

Note 12 – CONVERTIBLE  NOTES  PAYABLE

The following table summarizes the Company’s convertible notes payable as of February 28, 2019:

	Unamortized deferred financing costs	Principal	Net
The 2016 Notes	$—	$6,000	$6,000
Related Party
2017 NPA Notes	$147,732	$737,500	$589,768
The Note Offering	$2,317	$100,000	$97,684
The 2nd Note Offering	$150,405	$380,000	$229,595
	$300,453	$1,223,500	$923,047

- The 2016 Notes

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

In February 2019, the Company and two Convertible Note Holders agreed to convert the outstanding principal balance of $77,000 and related accrued interest of $4,804 into 163,608 shares of the Company’s common stock at $0.50 per share.

As of February 28, 2019 and May 31, 2018, the outstanding balance of the Convertible Notes was $6,000 and $198,000, respectively.

- Convertible note with related party

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

- The 2017 NPA Note

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

On January 26, 2018, the Company entered into an NPA, pursuant to which the Company issued a Note in the amount of $125,000  (the “Note Purchase”). The Note bears interest at 7% per annum and matures on January 26, 2019. In connection with the NPA, the Company and the Purchaser also entered into a Side Letter, pursuant to which, as additional consideration for the NPA, the Company agreed to (i) pay to the Purchaser, the first $125,000 in cash proceeds received by the Company in connection with a NPA from third parties unaffiliated with the Purchaser (the “Cash Payment”) shall be used to reduce the amount due to the Purchaser under the $175K Note , and (ii), with certain exceptions, not issue any shares of common stock or other securities convertible into shares of common stock unless and until the Cash Payment has been made in full. In January 2019, the $125,000 note issued on January 26, 2018 plus accrued and unpaid interest amounting to $8,654 was converted into 891,026 shares of the Company’s common stock at $0.15 per share. As of February 28, 2019 and May 31, 2018, the outstanding balance was $0 and $125,000, respectively.

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

As a result of this transaction the Company recorded deferred financing costs on the New Notes, and the $125,000 note purchase, of $538,335, of which $106,336 was amortized during the year ended May 31, 2018 and expensed the unamortized deferred financing costs of $557,462. The Company recorded amortization of the deferred finance costs of the New Notes of $94,755 and $284,265 during the three months and nine months ended February 28, 2019, respectively.

In July 2018, the Company (i) issued 500,000 common shares to note holder at a conversion price of $0.175 per share, to cancel $87,500 of principal amount due by the Company regarding the $175K Note; (ii) issued 300,000 shares at $0.175 per share to the note holder representing 100,000 shares per month penalty for the 3 month period from February 2018 through April 2018; (iii) paid the note holder an aggregate of $19,250 representing 4 months of accrued interest due by the Company from January 2018 through April 30, 2018 regarding the $650K and the $175K Notes; and, (iv) shall issue 196,677 shares to the note holder representing the remainder of interest due through December 31, 2018, representing $4,302 per month due on the total principal amount due of $737,500. As a result of these transactions, the Company recorded finance costs of $151,250 and $143,250, during the nine months ended February 28, 2019 and for the year ended May 31, 2018, respectively.

As of February 28, 2019 and May 31, 2018, the outstanding balance was $737,500 and $825,000, respectively.

Accrued and unpaid interest expense on the NPA of $14,273 and $45,226 was recorded by the Company during the three and nine months ended February 28, 2019, respectively, and is reported as accounts payable and accrued expenses.

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

- The Note offering

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

In March 2018, the Company issued secured convertible promissory notes to six (6) investors under the terms of the Note Offering in the aggregate amount of $448,900.  As a result of these transactions the Company recorded deferred finance costs in the aggregate amount of $76,117, of which $19,018 and $57,027 was amortized during the three and nine months ended February 28, 2019, respectively, and $16,674 was amortized during the year ended May 31, 2018.

During the nine months ended February 29, 2019 three investors converted an aggregate amount of $120,000 secured convertible promissory notes plus accrued and unpaid interest of $4,629 into 415,431 shares of the Company’s common stock at $0.30 per share.

During the three and nine months ended February 28, 2019, the Company recorded interest expense of $1,750 and $7,350, respectively. As of February 28, 2019, the outstanding balance was $100,000.

- The Second Note offering

In May 2018, the Company offered a NPA, in the aggregate amount of up to $500,000 (the “2nd Note Offering”) and, as of February 28, 2019, issued secured convertible promissory notes to eighteen (18) investors under the terms of the 2nd Note Offering in the aggregate amount of $755,000.

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

As a result of this transaction, the Company recorded deferred finance costs in the aggregate amount of $558,940, of which, $176,149 and $407,996 was amortized during the three and nine months ended February 28, 2019, respectively, and $539 was amortized during the year ended May 31, 2018.

During the three months ended February 28, 2019, thirteen (13) investors converted an aggregate amount of $375,000 of notes issued under the 2nd Note Offering plus accrued and unpaid interest of $12,482.70 into 1,291,609 shares of the Company’s common stock at $0.30 per share.

As of February 28, 2019 and May 31, 2018, the outstanding balance was $380,000 and $60,000, respectively.

As of February 28, 2019, future principal payments of the convertible notes payable were approximately as follows:

For the twelve months ending February 28,

2020	$1,223,500

The convertible notes payable are listed net of unamortized deferred financing costs of $300,455 on the balance sheet.

Note 13 – LOANS PAYABLE

In July 2016, the Company entered into an agreement (the “Purchase and Sale Agreement”) with ESBF California LLC (“ESBF”). Under the terms of the agreement, the Company received $197,370 of cash proceeds from ESBF and agreed to repay the amount of $266,000 secured by future sales proceeds. In March 2017, the Company entered into a second Purchase and Sale Agreement with ESBF. Under the terms of the second agreement, the Purchase and Sale Agreement entered into in July 2016 was paid in full and the Company received $131,370 of cash proceeds from ESBF in exchange for a loan payable in the amount of $266,000 secured by future sales proceeds. In January 2018, the Company entered into a third Purchase and Sale Agreement with ESBF. Under the terms of the third agreement, the Purchase and Sale Agreement entered into in March 2017 the remaining of $24,180 was paid in full and the Company received approximately $170,000 of cash proceeds from the Buyer in exchange for a loan payable in the amount of $272,000 secured by future sales proceeds. In addition, the Company paid a management fee of $6,000 to complete this transaction. The difference between the aggregate of the Purchase and Sale Agreement pay-off, the management fee and the cash received and the cash to be paid from future sales proceeds of $272,000 was recognized as financing costs which has been capitalized and is being amortized over the repayment period. This amount has been reflected as a direct reduction of the loan payable in the accompanying condensed consolidated balance sheets. During the nine months ended February 28, 2019, the Company made payments aggregating $151,974 . The Company recognized amortization expense of $28,033 and $49,058 for the three and nine months ended February 28, 2019, respectively. As of February 28, 2019 and May 31, 2018, the outstanding balance was $0 and $151,974, respectively.

In April 2018, the Company entered into an agreement (“Purchase and Sale Agreement”) with Premium Business Services LLC (“PBS”). Under the terms of the agreement, the Company received $60,000 of cash proceeds from PBS in exchange for a loan payable in the amount of $81,000, secured by future sales proceeds. The difference between the aggregate of the Purchase and Sale Agreement pay-off and the cash to be paid from future sales proceeds of $81,000 was recognized as capitalized financing costs and is being amortized over the repayment period. This amount has been reflected as a direct reduction of the loan payable in the accompanying consolidated balance sheets. During the nine months ended February 28, 2019, the Company has made payments aggregating $81,000. The Company recognized amortization expense of $2,682 and $18,776 for the three and nine months ended February 28, 2019. As of February 28, 2019 and May 31, 2018, the outstanding balance was $0 and $70,286, respectively.

In connection with the acquisition of GBC, the Company acquired a loan payable with the US Small Business Administration in the amount of $135,812. In April 2018, the Company repaid $60,000 in accordance with the terms of the acquisition. The loan bears interest at prime plus 2.75% per annum, matures on December 31, 2020, and is guaranteed by both of the former owners of GBC. Minimum monthly payments of principal and interest amount to $4,383. The loan balance at February 28, 2019 and May 31, 2018 was $35,270 and $68,560, respectively.

In connection with the acquisition of GBC, the Company acquired a bank loan with a balance due of $12,182 for a delivery vehicle. The loan matures in April 2020 and bears interest at 7% per annum. The monthly payments are $578. As of February 28, 2019 and May 31, 2018, the outstanding balance of the auto loan is $7,375 and $12,182, respectively.

As of November 30, 2018, future principal payments of loans payable were approximately as follows:

For the twelve months ending February 28,

2020	$39,440
2021	3,205
$42,645

Note 14 – LINES OF CREDIT

In connection with the acquisition of GBC, the Company acquired a $15,833 credit line with a small business lender which has no expiration date and bears interest at 10.25%. The facility is guaranteed by one of the former stockholders of GBC. During the nine months ended February 28, 2019, the Company borrowed $21,800 against the credit line. At February 28, 2019 and May 31, 2018, the outstanding balance was $32,357 and $16,044, respectively.

In April 2017, the Company entered into a credit line with a small business lender that allows the Company to borrow up to $35,000 and bears interest at approximately 94% per annum. The facility requires weekly payments of principal and interest. At February 28, 2019 and May 31, 2018, the outstanding balance was $17,708 and $22,854, respectively.

In December 2018, the Company entered into a credit line with a small business lender that allows the Company to borrow up to $20,000 and bears interest at approximately 30% per annum. The facility requires weekly payments of principal and interest. At February 28, 2019 and May 31, 2018, the outstanding balance was $20,699 and $0, respectively.

In November 2018, the Company entered into a credit line with a small business lender that allows the Company to borrow up to $50,000 and bears interest at 8% per annum. At February 28, 2019 and May 31, 2018, the outstanding balance was $44,834 and $0, respectively.

On September 26, 2017, the Company entered into a revolving credit note (the “Revolver”), providing for borrowings of up to $750,000 at an annual interest rate of 7%. Amounts due under the terms of the Revolver are convertible, at the option of the holder, into shares of the Company’s common stock equal to the principal and accrued interest due on the date of conversion divided by $1.50. As of February 28, 2019 and May 31, 2018, the Company has not made any borrowings from the Revolver.

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

Rent expense for the three and nine months ended February, 2019 totaled $45,439 and $120,5987, respectively, and totaled $18,782 and $49,044 for the three and nine months ended February 28, 2019, respectively.

The following are the future minimum lease payments for the Company over the next 5 years:

For the twelve months ended Feb 28:
2020	$167,526
2021	$170,139
2022	$130,834
2023	$112,588
2024	$19,233

Note 16 - INCOME TAXES

The deferred tax asset consists of the following:

	February 28, 2019	May 31, 2018
Net operating loss carryforward	$1,931,000	$1,374,000
Stock based compensation	514,000	449,000
Intangible Assets	(114,073)	(136,890)
Valuation allowance	(2,330,927)	(1,686,110)
Deferred tax asset, net	$—	$—

For the nine months ended February 28, 2019 and for the year ended May 31, 2018, the valuation allowance increased by approximately $622,000 and $660,000, respectively.

On December 22, 2017, the enactment date, the Tax Cuts and Jobs Act ("Act") was signed into law. The Act reduces the top corporate tax rate from 35 percent to a flat 21 percent beginning January 1, 2018 and eliminates the corporate Alternative Minimum Tax. The Company has adjusted its deferred tax calculations to reflect this reduction in its tax rate.

The deferred tax asset differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

	February 28, 2019	May 31, 2018
Federal Rate	21%	21%
State Rate	6%	6%
Valuation Allowance	-27%	-27%
Effective income tax rate	0%	0%

As of February 28, 2019, the Company has net operating loss carryforwards of approximately $7,152, 000 to reduce future federal and state taxable income.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. The Company's tax years from 2016 through the current year are subject to federal and state tax examinations.

Note 17 - RELATED PARTY TRANSACTIONS

The Company had leased office space on a month to month basis from the Company's Chief Operating Officer and stockholder for $750 per month. The lease terminated in March 2018.

Note 18 – CAPITAL STOCK

As of May 31, 2018, the authorized common stock of the Company was 100,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. At February 28, 2019 and May 31, 2018, respectively, there were 34,913,689 and 23,581,586 shares of common stock outstanding. At February 28, 2019 and May 31, 2018, respectively, there were 1,100,000 and 1,200,000 shares of preferred stock outstanding.

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

Note 19 - SUBSEQUENT EVENTS

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

On May 7, 2019, Life On Earth, Inc. (“LFER”), Giant Beverage, Inc. (“Giant”), and Frank Iemmiti and Anthony Iemmiti (“Frank and Anthony Iemmiti”) entered into a Dispute Resolution and Resale agreement that will resolve all existing disputes between the two parties and will also result in the sale of the ownership of Giant to the Frank and Anthony Iemmiti. Under the terms of the agreement, LFER deposited $50,000 into an Attorney’s Trust Account. Frank and Anthony Iemmiti have a continuing obligation to provide LFER with all financial information of Giant (the “Giant Financial Information”) that LFER needs to complete its SEC reporting requirements. Upon successful filing of all SEC documents this monery will be released from the Attorney’s Trust account to Frank and Anthony Iemmiti. In addition LFER will pay to Frank and Anthony Iemmiti the additional stated consideration in the Settlement Agreement, specifically $62,718.03 worth of  LFER shares, the number of shares of which will be determined by the closing price the day prior to execution of the Settlement Agreement (the “LFER Shares”). This will release all current and future causes of actions and claims against LFER. At the Closing, LFER will sell the Giant Company to Frank and Anthony Iemmiti in exchange for their transfer to LFER of 1,455,000 Common Stock Shares held by Frank and Anthony Iemmiti.

Effective May 31, 2019, Separation and Mutual Release Agreement was entered into between Life On Earth, Inc, (“LFER”) and Roy DiBenerdini, a member of LFER’s Board of Director’s (“Director”). The Director and LFER entered into the mutual agreement with respect to other Director’s resignation from his position as a director on the Board of LFER. LFER and the Director agree that the Company shall issue to the Director 967,218 restricted shares of the Company’s common stock (the “Restricted Shares”) to compensate him for his services performed as a director on the Company’s Board through the Resignation Date. LFER and the Director agree that the Company will also pay the Director the amount of $10,000 which is the cash fee for Director’s service as an independent director on the Company’s Board of Directors.

Effective May 31, 2019, Separation and Mutual Release Agreement was entered into between Life On Earth, Inc, (“LFER”) and Randy Berholtz,, a member of LFER’s Board of Director’s (“Director”). The Director and LFER entered into the mutual agreement with respect to other Director’s resignation from his position as a director on the Board of LFER. LFER and the Director agree that the Company shall issue to the Director 1,870,852 restricted shares of the Company’s common stock (the “Restricted Shares”) to compensate him for his services performed as a director on the Company’s Board through the Resignation Date. LFER and the Director agree that the Company will also pay the Director the amount of $10,000.00 which is the cash fee for Director’s service as an independent director on the Company’s Board of Directors.

Also, subsequent to February 28, 2019, the Company issued 2,205,041 shares of its common stock, valued at approximately $771,764, for financing and services.

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

Our management team has over 30 years of combined experience in the food and beverage industry. In July 2016, we acquired the company’s first Direct Store Delivery (“DSD”) in an all cash purchase. Since then, we have also acquired the Victoria’s Kitchen brand and The Giant Beverage Company , giving LFER bi-coastal distribution coverage. LFER is attempting to sell back The Giant Beverage Company to its previous owners. LFER has engaged a management advisor that is providing direct hands on, management advice, strategic planning, exploring the build out of a Digital Marketing Platform to address the explosion in Online, Social and Mobile marketing and other assistance similar to services seen in more advanced companies.

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

In August 2018, the Company acquired The Just Chill Group, LLC (“JCG”). In October 2017, LFER acquired Victoria’s Kitchen, LLC ("VK"). On April 26th, 2018, LFER acquired The Giant Beverage Company  Inc. (“Giant” or “GBC”). Giant is a Direct Store Delivery (DSD) business that covers the five boroughs of New York City under an eight route distribution system. The company services over 600 accounts in the five boroughs. Giant services mainly independent retailers but is expanding to service authorized chain accounts. The acquisitions of JCG in August 2018, GBC in April 2018, VK in October 2017 and ESD in July 2016 has allowed us to expand product offering and distribution. The Company is currently in discussions to sell back GBC to the previous owners.

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

Our principal executive offices are located at 575 Lexington Avenue, 4th Floor, New York NY 10022 and our telephone number is (646) 844-9897.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses from inception of approximately $9,864,000, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities.

At February 28, 2019, we had cash on hand of approximately $70,000 and an accumulated deficit of approximately $9,864,000. See “Liquidity and Capital Resources.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. The Company’s significant accounting estimates include, but are not necessarily limited to, estimated useful lives for identifiable intangible assets and property and equipment, impairment of goodwill and long-lived assets, valuation assumptions for stock options, warrants and equity instruments issued for goods or services, the allowance for doubtful accounts receivable, inventory obsolescence, the allowance for sales returns and chargebacks, deferred income taxes and the related valuation allowances, and the evaluation and measurement of contingencies. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operation will be affected.

Risks and Uncertainties

Inherent in the Company’s business are various risks and uncertainties, including its limited operating history in a rapidly changing industry. These risks include the Company’s ability to manage its rapid growth and its ability to attract new customers and expand sales to existing customers, risks related to litigation, as well as other risks and uncertainties. In the event that the Company does not successfully execute its business plan, certain assets may not be recoverable, certain liabilities may not be paid and investments in its capital stock may not be recoverable. The Company’s success depends upon the acceptance of its expertise in creating products and brands which consumers like and want to buy, development of sales and distribution channels, and its ability to generate significant net revenue and cash flows from the use of this expertise.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill and other intangibles with indefinite useful lives are not amortized but tested for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the reporting unit. If, on the basis of qualitative factors, it is considered more likely than not that the fair value of the reporting unit is greater than the carrying amount, further testing of goodwill for impairment is not required. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Identifiable intangible assets acquired in business combinations are recorded at the estimated acquisition date fair value. Finite lived intangible assets are amortized over the shorter of the contractual life or their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

LIQUIDITY AND CAPITAL RESOURCES

In March 2018, the Company received $220,000 under the terms of the Note Offering. In May 2018, the Company received $60,000 and during the nine months ended February 28, 2019, the Company received $695,000 under the terms of the 2nd Note Offering. During the nine months ended February 28, 2019, the Company received $291,000 from the issuance of 2,373,333 shares of the Company’s restricted common shares. The Company has insufficient cash on hand to fund its operations for the next 12 months.

CASH FLOW

Our primary sources of liquidity have been cash from sales of shares, the issuance of convertible promissory notes and line of credit. We plan on continuing to raise capital and borrow funds to finance current operations and future growth.

WORKING CAPITAL

As of February 28, 2019 the Company had total current assets of approximately $575,000 and total current liabilities of approximately $3,090,000 resulting in negative working capital of approximately $2,515,000.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2019 AND FEBRUARY 28, 2018:

Sales

The acquisitions of VK in October 2017, GBC in April 2018 and JCG in August 2018 has allowed us to expand brand offerings and our distribution reach. Sales increased during the three months ended February, 2019 by approximately $152,000 to a total amount of $755,000 as compared to $603,000 for the three months ended February 28, 2018. The Company is currently attempting to sell the GBC operation back to its original owners. This will allow the Company to concentrate on its brands and the sales of them.

For the three months ended February 28, 2019 as compared to the three months ended February 28, 2018, sales increased in our newly acquired GBC and JCG channels by approximately $596,000 and $45,000, respectively, whereas sales in our LFER, ESD and VK channels decreased by $92,000, $379,000 and $18,000, respectively.

Gross Profit

Gross profit during the three months ended February 28, 2019 decreased to 6% as compared to 26% for the three months ended February 28, 2018, which resulted primarily from a decrease in sales prices at GBC and the write-off of obsolete inventory at JCG of approximately $79,000.

Operating Expenses

Operating expenses increased by approximately $363,000 during the three months ended February 28, 2019 as compared to the three months ended February 28, 2018, mainly due to increases in share-based compensation of approximately $219,000, increases in professional fees of approximately $53,000, increases in rents of approximately $27,000, increases in depreciation and amortization of approximately $24,000, increases in officers’ compensation of approximately $32,000 and increases in other administrative expenses of approximately $55,000 which were partially offset by decreases in travel expenses of approximately $37,000. We expect our operating costs to increase as we continue to acquire operating companies.

Other Expense

During the three months ended February 28, 2019, the Company recorded interest and finance costs of approximately $433,000, as compared to $251,000 during the three months ended February 28, 2018. Interest and financing costs primarily result from the amortization of deferred financing cost balances that were incurred by the Company to finance operations.

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2019 AND FEBRUARY 28, 2018:

Sales

The acquisitions of VK in October 2017, GBC in April 2018 and JCG in August 2018 has allowed us to expand brand offerings and our distribution reach. Sales increased during the nine months ended February 28, 2019 by approximately $785,000 to a total amount of approximately $3,142,000 as compared to approximately $2,357,000 for the nine months ended February 28, 2018.

For the nine months ended February 28, 2019 as compared to the nine months ended February 28, 2018, sales increased in our newly acquired GBC and JCG channels by approximately $2,134,000 and $84,000 respectively, whereas sales in our LFER, ESD and VK channels decreased by $386,000, $1,036,000 and $11,000, respectively.

Gross Profit

Gross profit during the nine months ended February 28, 2019 decreased to 16% as compared to 24% for the nine months ended February 28, 2018, which resulted primarily from a decrease in sales prices at GBC and the write-off of obsolete inventory at JCG of approximately $79,000.

Operating Expenses

Operating expenses increased by approximately $950,000 during the nine months ended February 28, 2019 as compared to the nine months ended February 28, 2018, mainly due to increases in salaries of approximately $142,000, increases in share based compensation of approximately $405,000, increases in professional fees of approximately $110,000, increases in rents of approximately $72,000, increases in depreciation and amortization of approximately $78,000, increases in officers’ compensation of approximately $27,000, increases in repairs and maintenance of approximately $20,000 and increases in other costs of approximately $117,000, which were partially offset by decreases in travel expenses of approximately $17,000. We expect our operating costs to increase as we continue to acquire operating companies.

Other Expense

During the nine months ended February 28, 2019, the Company recorded interest and finance costs of approximately $1,457,000, as compared to $834,000 during the nine months ended February 28, 2018. Interest and financing costs primarily result from the amortization of deferred financing cost balances that were incurred by the Company to finance operations.

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

As of February 28, 2019, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of February 28, 2019, is a result of inadequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2019 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Previously reported in our Form 10-KA as amended for the fiscal year ending May 31, 2018 originally filed on September 7, 2018 and in Note 11 to our financial statements contained herein.

ITEM 1A RISK FACTORS

As a smaller reporting company we are not required to include risk factors.

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

S IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Life On Earth, Inc

Date: June 14, 2019	By:	/s/ Fernando Oswaldo Leonzo
Fernando Oswaldo Leonzo
Chief Executive Officer, and Chairman of the Board
(Principal Executive Officer)

Date: June 14, 2019	By:	/s/ Peter Dacey
Peter Dacey
Chief Financial Officer