Form 10-K
period 2019-05-31
Life On Earth, Inc.
filed 2019-09-20
CIK 1579010

   UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

 _________________

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2019

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________

Commission file number: 001-34673

LIFE ON EARTH, INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	46-2552550
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

575 Lexington Ave, 4th Floor, New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	OTC QB

Registrant’s telephone number, including area code: (646) 884-9897

Securities registered pursuant to Section 12(g) of the Act: none

Title of each class	Trading Symbol	Name of exchange on which registered
COMMON STOCK, $0.001 par value per share	LFER	OTC QB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any news or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $7.9 million.

The number of outstanding shares of the registrant’s common stock was 42,200,384 as of September 11, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD - LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K (Report) contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to sales, revenues, profitability, distributor channels, new products, adequacy of funds from operations, cash flows and financing, our ability to continue as a going concern, potential strategic transactions, statements regarding future operating results and non-historical information, are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,”“anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” “continue,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well as from the results expressed in, anticipated or implied by these forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to successfully execute on our growth strategy and operating plans;

•	Our ability to manage our operating expenses and generate cash flow from operations, along with our ability to secure additional financing;

•	Our ability to create and maintain brand name recognition and acceptance of our products, which is critical to our success in our competitive, brand-conscious industry;

•	Our ability to compete successfully against much larger, well-funded, established companies currently operating in the beverage industry;

•	Our ability to successfully develop and launch new products that match consumer beverage trends, and to manage consumer response to such new products and new initiatives;

•	Our ability to establish, maintain and expand distribution arrangements with independent distributors, retailers, brokers and national retail accounts, most of whom sell and distribute competing products, and upon whom we rely to employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products;

•	Our ability to manage our inventory levels and to predict the timing and amount of our sales;

•	Our reliance on third-party contract manufacturers of our products and the geographic locations of their facilities, which could make management of our distribution efforts inefficient or unprofitable;

•	Our ability to secure a continuous supply and availability of raw materials, as well as other factors affecting our supply chain, including increases in raw material costs;

•	Our ability to attract and retain key personnel.

•	Litigation or legal proceedings, which could expose us to significant liabilities and damage our reputation;

•	Our ability to comply with the many regulations to which our business is subject.

Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Forms 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

All references in this Annual Report on Form 10-K to “LFER,” “Life On Earth, Inc. the “Company,” “we,” “us” or “our” mean Life On Earth, Inc.

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

Life On Earth, Inc. (“LFER”) is an innovative brand incubator and accelerator focused on building and scaling concepts in the natural consumer products category. Our mission is to bring our strategic focus and long-term forward-looking vision to consumers in the health, wellness and active lifestyle spaces through superior branding, product quality, targeted acquisitions and retail experience in the functional beverage category.

Our objective is to grow as rapidly as possible (both organically and via strategic alliances and acquisitions) using the public capital markets for access to capital. The companies and assets sought by us will be those that already have market penetration in the following segments: (1) Sales (2) Marketing (3) Distribution network and (4) Manufacturing infrastructure in place;

Our management team has over 50 years of combined experience in the food and beverage industry. To further enhance the product portfolio of LFER we have acquired additional brands. In October 2017 LFER acquired Victoria’s Kitchen, LLC (“VK”) and on August 2, 2018 the Company acquired the Just Chill brand through an acquisition of the Chill Group LLC. While LFER also had Direct Store Delivery (“DSD”) companies with the previous acquisitions of the Energy Sources Distributors, Inc. and the Giant Beverage Company the revised focus of the Company is on our brands. To allow the Company to focus its resources on their brands, LFER executed a sale of the Giant Beverage Company effective March 1, 2019. Subsequent to year end, LFER made the decision to discontinue the ESD operation to further concentrate its efforts and available resources to its core brands and any additional brands it acquires.

Corporate Overview

Life On Earth, Inc. (formerly Hispanica International Delights of America, Inc.) was incorporated in April 2013.

In October 2013, we signed a distribution agreement with Gran Nevada Beverage  , Inc. (“Gran Nevada”), an entity related through common management and ownership. The   agreement provides us with the right to sell and distribute Gran Nevada's beverages in the United States with purchase prices at the then applicable wholesale prices charged to Gran Nevada's distributors. The agreement was for an initial term of five years with automatic renewals of successive five-year terms unless terminated. We initiated sales and distribution operations in March 2014. This agreement was renewed for an additional 5 years as per the agreement. During the years ended 2018 and 2019, the Company sold $506,581 and $73,592 respectively. These products were produced by a third party copacker and were not purchased from Gran Nevada. The decrease in sales from 2018 to 2019 was related to limited production capacity for the Gran Nevada Horchata that the company was producing. The availability of 3rd party copackers that can produce an Horchata are limited and it directly impacted the sales. As there is currently no copacking available for this product the Company does not know if they will be able to produce this product again in the future.

In July, 2016, we entered into a Stock Purchase and Sale Agreement to acquire all of the issued and outstanding common stock of Energy Sources Distributors, Inc. (“ESD”) from its three founding shareholders. ESD provides wholesale distribution of specialty beverage products from its headquarters in Gilroy, California. The total purchase price for the acquisition was $450,000 in cash. We retained one of the selling founders as General Manager for a term of twelve (12) months pursuant to an employment agreement to manage operations at the ESD facility in Gilroy, California. ESD is now a wholly-owned subsidiary of the Company. The acquisition of ESD in July 2016 allowed LFER to expand distribution on the West Coast. On June 21, 2019, LFER made the determination to discontinue the operations of ESD and further focus on the brand portfolio. The operations of ESD was  discontinued in fiscal 2020 and will be reflected in future statements.

In October 2017, LFER acquired Victoria’s Kitchen, LLC ("VK"). VK is a specialty beverage company that makes exceptional European-inspired drinks. VK’s beverages are natural and all the beverages are Gluten-Free, GMO-Free, Dairy-Free, Vegan and contain no artificial ingredients or preservatives.

On  April 30th, 2018 , LFER acquired The Giant Beverage Company Inc. (“Giant” or “GBC”). Giant is a Direct Store Delivery (DSD) business that covers the five boroughs of New York City under an eight-route distribution system. GBC  serviced over 600 accounts in the five boroughs. Giant services mainly independent retailers but was  expanding to service authorized chain accounts.

On May 7, 2019, Life On Earth, Inc., GBC, and Frank Iemmiti and Anthony Iemmiti (“Frank and Anthony Iemmiti”) entered into a Dispute Resolution and Resale agreement that will resolve all existing disputes between the two parties and will also result in the sale of the ownership of Giant back to   Frank and Anthony Iemmiti. Under the terms of the agreement, LFER deposited $50,000 into an Attorney’s Trust Account. Frank and Anthony Iemmiti have a continuing obligation to provide LFER with all financial information of Giant (the “Giant Financial Information”) that LFER needs to complete its SEC reporting requirements. On July 4, 2019 LFER and Frank and Anthony Iemmiti executed a Dispute Resolution and Resale agreement that at the closing LFER authorized the release of the $50,000 to Frank and Anthony Iemmiti. Also, at closing, LFER also paid Frank and Anthony Iemmiti the agreed upon consideration of $62,718 of LFER shares at $.16 per share. Lastly at the closing, with an effective date of March 2, 2019 LFER sold GBC to Frank and Anthony Iemmiti for 1,455,000 shares of LFER stock that they owned. The sale of the Giant Beverage Company to Frank and Anthony Iemmiti became effective March 1, 2019.

Sales and Distribution

The Company currently markets and sells mainstream functional beverage products through 3rd party Direct Store Delivery (DSD)    platforms as well as through other distributors including KeHe Distributors, LLC (“KeHe”) and United Natural Foods, Incorporated “UNFI”. KeHe has a  distribution network in more than 30,000 stores across North America. UNFI is a distributor of natural and organic foods, specialty foods, and related products in the United States and Canada.

The Company also sells it Victoria’s Kitchen brands and Just Chill brands direct to consumers via Amazon online. LFER is also actively seeking additional brands for its portfolio that are primarily engaged in the business of developing, manufacturing, marketing and selling unique, premium, natural nonalcoholic functional beverages that are targeted towards LFER’s active lifestyle consumers.

Production and Distribution

The Company does not directly manufacture our products, as we outsource the manufacturing process to third-party bottlers and independent contract manufacturers (co-packers). After the product is manufactured, the finished products are stored in third-party warehouses. Other than minimum case volume requirements per production run, we do not have annual minimum production commitments with our co-packers. As we are using third party co-packers and do not have minimum production contracts in place, we could experience disruptions in our ability to deliver products to our customers. We continually review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs. These co-packers are located in different geographic locations throughout the United States and currently the Company uses multiple co-packers. The material terms of these relationships are typically negotiated annually and include pricing, quality standards, delivery times and conditions, purchase orders, and payment terms. Payment terms are typically net 30, meaning that the total invoiced amount is expected to be paid in full within 30 days from the date the products or services are provided. We believe that we have sufficient options for each of our raw and packaging material needs, as well as our third-party distribution needs and also have long-term relationships with each of our suppliers and distributors, resulting in consistency in quality and supply. We also believe that we have sufficient breadth of retail relationships with distribution in both large and small retailers and independents and across multiple channels (mass, club, pharmacies, convenience, and small and large format retailers) throughout the United States.

The contractual arrangements with all third parties, including suppliers, manufacturers, distributors, and retailers are typical of the beverage industry with standard terms. We have no long-term obligations with any of the third parties nor do any of them have long-term obligations with us. The third-party supplier, manufacturing and distribution agreements were entered into in the normal course of business within the guidelines of industry practices and are not deemed material and definite.

Competition

LFER is a Consumer-Packaged Goods (CPG) company primarily focused in the beverage category. What sets us apart in the industry, is our consolidated corporate structure that handles all aspects of sales, marketing and proprietary distribution from a centralized location. The LFER platform is built for accelerating emerging growth brands in the United States by leveraging sales, supply chain, and distribution relationships. At LFER, we are forward-thinking. We have identified ways to build out distribution channels that are more flexible and responsive to today’s needs.

We realize that by sharing resources and capabilities in novel ways with new products in new situations, we can take advantage of profit-making opportunities that individual companies could not exploit alone. Our creation of a more flexible and responsive distribution system is not only a concept; we have applied the practice through implementation with our own functional beverage brands.

The beverage industry, specifically the healthy beverage industry, and the direct selling industries are multi-billion-dollar industries which are highly competitive. We face intense competition from very large, international corporations, as well as from local and national companies. In addition, we face competition from well-known companies that have large market share.

The intensity of competition in the future is expected to increase, and no assurance can be provided that we can sustain our market position or expand our business.

Many of our current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and name recognition than we have. However, we believe that, with our diverse product line, we will have the ability to obtain a large market share, and continue to generate sales and compete in the industry.

Government Regulation

Packaged beverage and juice products are governed by the U.S. Food and Drug Administration. As such, it is necessary for the Company to ensure its products establish, maintain and make available for inspection, records and labels with nutrition information that meet food labeling requirements. The Company’s products are manufactured by contracted production facilities that are subject to many regulations, including Food Facility Registration, recordkeeping, Good Manufacturing Practice Requirements, reporting, preventive controls and inspections.

Research and Development Activities

Our research and development efforts are focused on two primary paths. The first is to continually review our existing formulas and production processes   and structure to evaluate opportunities for cost of goods sold improvements, without degrading the quality or fundamentally changing the consumer appeal taste profile of our existing products. The second major research and development effort is in the development of fundamentally new and differentiated products, based on consumer insights and trends and competitive intensity in those segments. The Company’s mission to provide healthy functional beverages governs our development efforts.

Employees

The Company currently has 5 full  -time employees. Certain positions are being filled with paid independent contractors or insider owners who do not receive cash compensation but may receive stock compensation . In certain regions of the United States, we utilize the services of direct sales and distribution companies, which sell our products through their distribution channels. This can mitigate the need for a large sales and merchandising force. The Company also outsources its logistics to third-parties, which can reduce the need for employees in these roles.

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses of $8,007,035  and $3,003,761 for the years ended May 31, 2019 and 2018, respectively, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities and the Company’s ability to raise additional capital to fund operations. At May 31, 2019, we had cash on hand of $111,053 and an accumulated deficit of ($14,875,376). See “Liquidity and Capital Resources.”

 Intellectual Property Protection

The Company has secured a registered trademark for its name and logo. LFER does have its trademark registered for Life On Earth Inc. As of the date of this annual report, we have the trademarks for our intellectual property. The Company also has trademarks registered for the Victoria’s Kitchen and Just Chill brands.

Emerging Growth Company

The Company is no longer an “emerging growth company,” as defined in the Jumpstart Our Business Stamps Act of 2012 (“JOBS Act ” ).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We maintain our principal office at 575 Lexington Avenue, 4th Floor, New York, NY 10022. Our telephone number at that office is (646) 844-9897.

Our executive offices are in New York City.

In connection with the acquisition of ESD, the Company assumed a lease for approximately 13,000 square feet of warehouse space located in Gilroy, California at a base rent of $5,248 per month. The lease terminates on June 30, 2021. In June 2019 the Company made the decision to discontinue the operations of ESD. The warehouse space has been leased by a third party and the company’s obligations under the lease terminated as of August 1, 2019.

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

PART II

ITEM  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have two classes of stock outstanding, Common Stock and Series A Preferred Stock. Our Common Stock is quoted on the OTC Bulletin Board under the symbol “LFER.” The table below sets forth the high and low reported closing prices per share of Common Stock for the period’s indicated. There is no established public trading market for the Series A Preferred Stock.

	2019		2018
	High	Low	High	Low
First quarter	$0.53	$0.25	$0.12	$0.07
Second quarter	$0.45	$0.20	$0.49	$0.09
Third quarter	$0.63	$0.15	$0.74	$0.33
Fourth quarter	$0.57	$0.21	$0.53	$0.33

The Company has not declared dividends and does not intend to in the foreseeable future. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

Holders

As of September 11, 2019, there were 42,200,384   shares of Common Stock issued and outstanding held by 310 shareholders of record. As of September 11, 2019, there were 1,200,000 shares of Preferred Stock issued and outstanding held by 4 shareholders of record. Preferred shares are not convertible and do not receive dividends.

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

Recent  Sales or Issuances  of Unregistered Securities.

During the year ended May 31, 2019, the Company issued 5,227,391 shares of common stock to nineteen (19) parties for the conversions of convertible debt  at prices ranging from $0.15 to $0.50 per share

During the year ended May 31, 2019, the Company issued 2,284,822 shares of common stock to twenty-four (24) vendors at prices ranging from $0.21 to $0.495 per share for services provided to the Company.

During the year ended May 31, 2019, the Company issued 1,716,571 shares of common stock to twenty-six (26) parties related to deferred financing costs.

In May 2019, the Company issued 2,962,641 shares of common stock to 3 Board of Directors at prices ranging from $.3275 to $.4319 per share.

In May 2019, the Company sold 344,000 shares of common stock to 3 parties at $.25 per share.

 In April 2019, the Company sold 33,334 shares of common stock to 2 parties at $.30 per share.

In March 2019, the Company sold 50,334 shares of common stock to 2 parties at $.30 per share.

In February 2019, the Company sold 16,667 shares of common stock to Shircoo, Inc. at $.30 per share.

In February 2019, the Company sold 1,006,666 shares of common stock to 9 parties at $.15 per share.

In November 2018, the Company sold 1,350,000 shares of common stock to 4 parties at $.10 per share.

In August 2018, the Company issued 1,636,363 shares of common stock for the acquisition of The Chill Group, LLC.

During the year ended May 31, 2018, the Company issued 1,079,498 shares of common stock for services provided to the Company. 766,998 shares of common stock were issued to seven (7) vendors at prices ranging from $0.085 to $0.52 per share for services provided to the Company and in January 2018, the Company issued 312,500 of common stock to Deborah Menanie at $0.51 per share for consulting fees.

In September 2017, the Company purchased 1,100,000 of common stock from Anson Investments Master Fund, LP for a total amount of $63,844 and the shares were subsequently canceled.

In November 2017, the Company issued 2,733,333 of common stock to Shircoo, Inc. related to deferred financing costs. The Company issued 2,300,000 shares at $0.42 per share and 433,333 shares at $.40 per share.

During the year ended May 31, 2018 the Company issued 383,333 shares of common stock for the issuance of convertible debt. In February 2018, the Company issued 343,333 of common stock to the Gankaku Living Trust LLC at $0.30 per share for convertible debt and in March 2018, the Company issued 40,000 of common stock to a related party at $0.30 per share for convertible debt.

During the year ended May 31, 2108, the Company issued 1,767,500 shares of common stock for the acquisition of The Giant Beverage Company and Victorira Kitchen, LLC. In November 2017, the Company issued 312,500 of common stock to David & Deborah Menanie at $0.40 per share for the acquisition of Victoria’s Kitchen, LLC. Then in April 2018, the Company issued 727,500 of common stock to Anthony Iemmiti at $0.428 per share for the acquisition of The Giant Beverage Company, Inc. as well as 727,500 of common stock to Frank Iemmiti at $0.428 per share for the acquisition of The Giant Beverage Company, Inc.

Each of the foregoing transactions were deemed exempt from the registration requirements of the Securities Act of 1933,as amended, in reliance on the exemption at Section 4(a)(2) and/or Regulation A Rule 506 for transaction not involving a public offering .

In addition, the company issued the following debt instruments during the period June 1, 2017 through May 31, 2019.

Type of Debenture	Date of Loan	Maturity	Principle	Interest Rate

DEMAND	6/12/17	Demand	$20,000	15%
CONVERTIBLE	11/1/17	5/2/18	$20,000	7%
CONVERTIBLE	9/26/17	3/20/20	$650,000	7%
CONVERTIBLE	11/3/17	5/3/19	$175,000	7%
CONVERTIBLE	1/26/18	1/26/19	$125,000	7%
CONVERTIBLE	3/29/18	3/29/19	$100,000	7%
CONVERTIBLE	3/2/18	3/2/19	$55,000	7%
CONVERTIBLE	3/2/18	3/2/19	$45,000	7%
CONVERTIBLE	3/1/18	3/1/19	$20,000	7%
Term	10/29/18	11/15/19	$131,250	0%
Term	5/16/19	2/16/20	$75,000	7%
Term	3/21/19	3/20/20	$312,500	0%
Term	2/27/19	2/27/20	$312,500	0%
CONVERTIBLE	5/21/18	5/21/19	$40,000	7%
CONVERTIBLE	5/22/18	5/22/19	$20,000	7%
CONVERTIBLE	5/22/18	5/22/19	$50,000	7%
CONVERTIBLE	5/23/18	5/23/19	$30,000	7%
CONVERTIBLE	5/24/18	5/24/19	$100,000	7%
CONVERTIBLE	6/12/18	6/12/19	$150,000	7%
CONVERTIBLE	7/2/18	7/2/19	$15,000	7%
CONVERTIBLE	7/2/18	7/2/19	$30,000	7%
CONVERTIBLE	7/5/18	7/5/19	$50,000	7%
CONVERTIBLE	7/13/18	7/5/19	$25,000	7%
CONVERTIBLE	7/16/18	7/16/19	$20,000	7%
CONVERTIBLE	7/16/18	7/16/19	$15,000	7%
CONVERTIBLE	7/18/18	7/18/19	$10,000	7%
CONVERTIBLE	8/1/18	8/1/19	$10,000	7%
CONVERTIBLE	8/13/18	8/13/19	$75,000	7%
CONVERTIBLE	8/13/18	8/13/19	$10,000	7%
CONVERTIBLE	8/22/18	8/22/19	$50,000	7%
CONVERTIBLE	8/23/18	8/13/19	$15,000	7%
CONVERTIBLE	8/23/18	8/13/19	$15,000	7%
CONVERTIBLE	5/13/19	5/12/20	$37,500	7%
CONVERTIBLE	5/13/19	5/12/20	$37,500	7%
CONVERTIBLE	9/28/18	9/28/19	$25,000	7%
CONVERTIBLE	1/26/18	3/31/18	$103,900	7%

All conversions and payoffs of these debt instruments are reflected in the financial statements and are detailed in the footnotes.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As described at the beginning of this Annual Report on Form 10-K, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could contribute to such differences include those discussed at the beginning of this Report, below in this section and in the section above entitled “Risk Factors.” You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect new information, events or circumstances after the date of this Report, or to reflect the occurrence of unanticipated events. You should read the following discussion and analysis in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this Report.

CURRENT OPERATIONS

Life On Earth, Inc. was incorporated in April 2013 as Hispanca International Delights of America, Inc. as a Delaware company and changed its name to Life On Earth, Inc. in February 2018 and is engaged in the distribution of its own proprietary functional beverages throughout the United States.

Life On Earth, Inc. is an innovative brand accelerator and incubator and is focused on building and scaling concepts in the natural consumer products category. Our mission is to bring our strategic focus and long-term forward-looking vision to consumers in the health, wellness and active lifestyle spaces through superior branding, product quality, targeted acquisitions and retail experience in the functional beverage category.

Our objective is to grow as rapidly as possible (both organically and via strategic alliances and acquisitions) using the public capital markets for access to capital. The companies and assets sought by us will be those that already have market penetration in the following segments: (1) Sales (2) Marketing (3) Established Distribution network  and (4) Manufacturing infrastructure in place.

Our management team has over 50 years of combined experience in the food and beverage industry. In July 2016, we acquired Energy Source Distributors to establish a presence on the West Coast in an all cash purchase. Since then, we have also acquired the Victoria’s Kitchen brand, the Just Chill brand and The Giant Beverage Company, Inc. During fiscal 2019, LFER needed to prioritize its available resources and made the decision to focus on growing the brands in its portfolio. As a result of this, LFER sold the Giant Beverage Company back to the original owners of the company effective March 1, 2019. The results of operations for Giant Beverage Companies from the acquisition through  February 28, 2019 have been reclassified as a discontinued operation in the consolidated statements of LFER. Subsequent to year end LFER further decided to discontinue the operations of ESD and is moving away from the DSD business. This will allow LFER to focus all its resources on its current and future portfolio of brands.

The following table shows the Company's unaudited proforma results of operations for the years ended May 31, 2019 and 2018, had the sale of GBC and the discontinued operations of ESD occurred on June 1, 2017:

	For the year ended May 31,
	2019	2018

Sales, net	$125,537	$569,482
Cost of goods sold	206,082	386,591
Gross profit	(80,545)	182,891

Operating Expenses	4,152,620	800,885

Other expenses
Change in fair value of contingent consideration	(382,582)	—
Interest and financing costs	(1,871,108)	(1,961,114)

Loss from operations	(6,486,855)	(2,579,108)

Basic and diluted loss per share	(0.21)	(0.12)

Basic and diluted weighted average number
of shares outstanding	30,680,471	20,782,736

Our principal executive offices are located at 575 Lexington Avenue, 4th Floor, New York NY 10022 and our telephone number (646) 844-9897.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses from inception of $14,875,376 has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company has negative working capital of $3,372,765 as of May 31, 2019. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities. We have experienced recurring losses from operations and negative cash flows from operating activities. This situation creates uncertainties about our ability to execute our business plan, finance operations, and indicates substantial doubt about our ability to continue as a going concern. We continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs. Therefore, currently, based upon our near-term anticipated level of operations and expenditures, management believes that cash on hand, excluding cash available under our line of credit, is not sufficient to enable us to fund operations for 12 months from the date the financial statements included in this Report are issued

At May 31, 2019, we had cash on hand of $111,503 and an accumulated deficit of $14,875,376. See  “Liquidity and Capital Resources.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances. There are certain critical accounting estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We have identified below our accounting policies that we use in arriving at key estimates that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see Note 1 to Consolidated Financial Statements of this Report.

Revenue Recognition

The Company recognizes revenue under ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model (as described in Note 1 to the Consolidated Financial Statements of this Report) to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer .

Revenue consists of the gross sales price, less allowances for which provisions are made at the time of sale, and less certain other discounts, allowances, and rebates that are accounted for as a reduction from gross revenue. Costs incurred by the Company for shipping and handling charges are included in cost of goods sold.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill and other intangibles are reviewed for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the asset. If, on the basis of qualitative factors, it is considered more likely than not that the fair value of the asset is greater than the carrying amount, further testing of goodwill for impairment is not required. If the carrying amount of the asset exceeds the asset’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that asset. Identifiable intangible assets acquired in business combinations are recorded at the estimated acquisition date fair value. Finite lived intangible assets are amortized over the shorter of the contractual life or their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated . As part of the Company’s annual review of goodwill and intangibles we performed a detail analysis of the intangibles recorded as they relate to the acquisitions of JC and VK. Based on this analysis, the Company recorded an impairment charge of $725,000 related to the JC acquisition as of May 31, 2019. The Company also wrote off the goodwill recorded in the GBC acquisition, in the amount of $726,890, as part of the resale of the GBC business. The balance of goodwill as of May 31, 2019 is $195,000.

Trade Spend and Promotion Expenses

Throughout the year, we run trade spend and promotional programs with distributors and retailers to help promote on- shelf discounts to our consumers. Additionally, in more limited instances, we enter into customer marketing agreements or various other slotting arrangements. The provisions for discounts, slotting fees and promotion allowances is recorded as an offset to sales and shown net on the consolidated statement of operations. Estimates are made to accrue for amounts that have not yet been invoiced in the month that the program occurs, or in the case of slotting, when the commitment is made.

Inventory

Our inventory consists of raw materials and finished goods inventories, which are manufactured and procured based on our sales forecasts. We value inventory at the lower of cost or net realizable value and include adjustments for estimated obsolete or excess inventory, on a first in-first out basis. We regularly review inventory detail to determine whether a write-down is necessary. We consider various factors in making this determination, including recent sales history, market conditions and remaining shelf life of materials and finished goods. The amount and timing of write-downs for any period could change if we make different judgments or use different estimates. We also determine whether a provision for obsolete or excess inventory is required on products that are over 12 months from production date or any changes.

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended May 31, 2019, the Company received $176,000 from the issuance of convertible notes payable as compared to $858,000 which the Company received from the issuance of convertible notes payable during the year ended May 31, 2018. During the year ended May 31, 2019, the Company made a $5,000 principal payment to a convertible note holder compared to payments of $605,000 for the year ended May 31, 2018. Also, during the year ended May 31, 2019, the Company received approximately $531,000 from the issuance of notes payable compared to $420,176 for the year ended May 31, 2108. On June 28, 2018, the Company and a note holder mutually agreed to settle the outstanding debt for a total amount of $560,000, of which $410,000 was paid in cash and $150,000 was paid with shares of the Company’s common stock. The Company also paid an additional $117,000 of payments for notes payable during the year ended May 31, 2019. During the year ended May 31, 2018 the Company made payments for notes payable of approximately $513,000. The Company also made payments for loans payable of approximately $222,000 during the year ended May 31, 2019.

The Company received approximately $402,000 from the sale of common stock during the year ended May 31, 2019 compared to $0 for the year ended May 31, 2018.

In addition, during the year ended May 31, 2019, the Company received proceeds from  various lines of credit in a n aggregate total of approximately $271,000 and repaid approximately $221,000. During the year ended May 31, 2018, the Company received proceeds from  various lines of credit in a n aggregate total of approximately $86,000 and repaid approximately $74,000.

We have experienced recurring losses from operations and negative cash flows from operating activities. This situation creates uncertainties about our ability to execute our business plan, finance operations, and indicates substantial doubt about our ability to continue as a going concern. We continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs. Therefore, currently, based upon our near-term anticipated level of operations and expenditures, management believes that cash on hand is not sufficient to enable us to fund operations for 12 months from the date the financial statements included in this Report are issued. In view of these conditions, our ability to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations. The consolidated financial statements included in this Report do not give effect to any adjustments which will be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements . As of May 31, 2019, the Company had negative working capital of $3,372,765.

We will  require additional financing to support our working capital needs in the future. The amount of additional capital we will require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for available debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is important that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of our company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed  .

 CASH FLOW

Our primary sources of liquidity have been cash from sales of products, sales of shares, the issuance of a convertible promissory notes and from lines of credit.

WORKING CAPITAL

As of May 31, 2019, the Company had total current assets of $698,315 and total current liabilities of $4,071,080 resulting  in negative working capital of $3,372,765. As of May 31, 2018, the Company had total current assets of $812,031 and total current liabilities of $3,606,038 resulting in negative working capital of $2,794,007. The increase in negative working capital of $578,758 for the year ended May 31, 2019 related to a variety of factors . There was a decrease in current assets in 2019 compared to 2018 of $113,716 primarily related to a decrease in accounts receivables of $86,700 and a decrease in prepaid expenses of $102,000. In addition, there was a reduction in accounts receivable of $138,072, a reduction in inventory of $107,114 and a reduction in prepaid expenses of $102,166. There was also an increase in accounts payable and accrued expenses in 2019 of $916,428 compared to 2018.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED MAY 31, 2019 COMPARED TO MAY 31, 2018.

Sales

Sales for the period ended May 31, 2019 were $1,009,394 as compared to $2,930,758 for the year ended May 31, 2018. The decrease in sales by $1,921,364 was primarily related to reduced sales for ESD and the sale of the Gran Nevada Horchata product line during 2019. ESD’s sales were $1,477,419 lower during 2019 than in 2018. The reduction in sales was due to an inability to properly fund their operations and maintain the proper inventory levels required to meet their sales targets. The sales related to Gran Nevada Horchata for 2019 were $432,989 lower than in 2018. This decrease related to the lack of available inventory due to limited access to copacking for the Horchata product as well as a lack of capital  during 2019. Subsequent to year end the Company made the decision to shut down the operations of ESD. This will have an impact on the sales of the Company during 2020 until the Company can replace these sales with additional product sales from its existing product lines or they are able to add additional products to the portfolio.

Cost of Goods Sold and Gross  Profit

Gross profit for the year ended May 31, 2019 was $135,982 as compared to $670,399 for the year ended May 31, 2018. The reduction is gross profit was primarily related to the reduction in sales for fiscal 2019 and write-offs of inventory which increased cost of goods sold  during 2019. For the year ended May 31, 2019, gross margin decreased to 13.5% from 22.9% for the year ended May 31, 2018 due primarily to write offs of obsolete inventory  of approximately $133,000 which increased cost of goods sold for the year ended May 31,2019.

Operating Expenses

Operating expenses were $4,973,107 for the year ended May 31, 2019 as compared to $1,659,342 for the year ended May 31, 2018. The increase in operating expenses was related to a variety of factors. During 2019 we write-off $725,000 of intangible assets related to the acquisition of the Chill Group. In addition, we also recorded an impairment of intangible assets of $265,615 related to the shutdown of the ESD operation. The largest increase in operating expenses related to and an increase in share-based compensation of $2,223,770 during fiscal year ended 2019 over the fiscal year ended 2018. The increase in share-based compensation during 2019 was impacted by several factors. The Company incurred additional share-based compensation from individuals and entities who performed services for the Company. During 2019 the Company also compensated three  Board of Directors with share-based compensation for their services to the Company. Several members of the management team were issued shares during 2019 for service rendered and risk incurred to personally guarantee credit lines .  While the Company expects to continue to issue share-based compensation they do not expect recurring expenses to be as significant in future years. These increases were offset by reductions in salary and benefit expenses of $172,316.

Other Expense

During the year ended May 31, 2019, the Company recorded interest and finance costs of $1,953,829, as compared to $2,112,418 during the year ended May 31, 2018. The interest and finance costs incurred by the Company reflect the cost of the debt incurred by the Company to finance operations . During the year ended May 31, 2019, the Company recorded the change in fair value of contingent consideration of $382,582 related to the acquisition of Just Chill. This charge related to contingent consideration arising from the measurement of LFER stock on the 12-month anniversary of the acquisition In addition during the year ended May 31, 2019, the Company recorded a loss on discontinued operations of $169,942 and a loss of $733,557 related to the resale of the GBC business.

Net Loss

Net loss for the year ended May 31, 2019 increased to $8,077,035 from a net loss of $3,003,761 for the year ended May 31, 2018. The increase in net loss was primarily a result of the factors mentioned above related to the reduction in sales, the write off of goodwill, the impairment of intangibles, the increase in share-based compensation as well as the loss attributable to the discontinuance of the GBC operation. During 2019, the Company incurred a charge of $169,942 related to the discontinuance and a loss of $733,557 on the sale of GBC.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed by is in the reports we file or submit under the Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) (“Disclosure Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls will be modified as systems change and conditions warrant.

As of May 31, 2019, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and opera on of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of May 31, 2019 is a result of inadequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2019  that have materially affected, or are reasonably likely to materially affect our internal controls.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Title	Date first appointed
Fernando Oswaldo Leonzo	49	Chief Executive Officer, Chairman and Director	April 15, 2013 (inception)

Robert Gunther	70	Chief Operations Officer, Treasurer, Secretary and Director	April 15, 2013 (inception)

John Romagosa	40	President and Director	October 10, 2014

Peter Dacey	52	Chief Financial Officer	January 2, 2019

William Hayde	54	Director	December 17, 2018

Michael Bloom	58	Director	June 7, 2019

Jeffrey Guzy		Director	July 18, 2019

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Biographical information of each current officer and director is set forth below.

The Chairman and Chief Executive Officer, Mr. Fernando “Oswaldo” Leonzo, is a founder of, and has been employed by LFER since its inception in April of 2013. Mr. “Oswaldo” Leonzo has over 13 years’ experience in the Food and Beverage industry both from the distribution side as well as the brand side. He has also been working with contract manufacturers and suppliers as well as logistics companies for transshipments both in the U.S. and overseas for both Export and Imports- primarily in Latin America. For the past 15 years Fernando Oswaldo Leonzo has worked for the following companies: Deep River Snacks (NYC Regional Sales Manager from February to December, 2011), Reeds, Inc. (New York Metropolitan Area Sales Manager from January to December, 2010), Cheeseworks, Inc. (Sales Director from December 2008 to December 2009), Presto Food & Beverage, Inc. (President & CEO from July 2001 to December 2008).; Gran Nevada Beverage, Inc. (President from November 2011 to present). He served on the board of directors and founded Presto Food & Beverage, Inc. in 2001. Presto’s LFER beverage brand, SolMaya, grew from zero to over $2 million in sales. This is primarily why he was selected as a director of LFER. Previously, he worked for almost a decade in the financial industry, initially as a sales executive with regional financial firms and later for a major clearinghouse on Wall Street. Prior to his financial service industry experience, he successfully operated a business that distributed recorded music to retailers in the U.S., Mexico and Colombia. He received his undergraduate degree (B.A.) in International Studies from New York University (NYU). He currently serves on the board of directors of LFER.

The Chief Operations Officer, Treasurer and Director, Robert Gunther is a founder of LFER since its inception in April of 2013. He has 26 years’ experience in manufacturing. For the past five years, he has managed his own sales business under his own name specializing in products for apparel and construction. From December 1988 to December 2008 he was a Sr. Account Executive with Georgia Narrow Fabrics / Premier Narrow Fabrics in New York City. As the one of the firm's producing Account Executives, he generated sales to major accounts including Jockey, Fruit of the Loom, Warner, and VF. The product line included a broad range of knit and woven elastic products. In the mid-80s, he helped develop new apparel customers and manufacturing facilities for Hewlett Manufacturing. From July 1971 to April 1986, he was vice president at Gunther & Sharfman, a family-owned apparel manufacturing business. He participated in design, merchandising, sales, purchasing and manufacturing. His background includes 25 years of experience managing in purchasing and negotiation contracts for materials. Gunther has a BS from Long Island University. Mr. Gunther’s extensive business experience combined with his personal interest in the business is expected to provide the Board with insight and guidance in matters of corporate finance, business development and industry strategy.

President and Director, John Romagosa, is currently the managing director and founder of Latin Sales & Marketing, LLC. (“LSM“), founded in 2012. LSM is a leading brokerage/marketing/consulting firm innovating the retail, foodservice and private label sector of the Hispanic consumer packed goods industry. LSM facilitates the emergence of major Latin manufacturers and

US manufacturers for the steadily growing Hispanic market in the USA. Mr. Romagosa's extensive experience and relationships, within the Hispanic and Ethnic Food industry, will benefit the Board of LFER as it positions the company, its management, its products, and its distribution channels in becoming a leading-edge company in the fastest growing segment of the food industry.

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

The Chief Financial Officer, Peter Dacey has 25 years of experience as a Senior Executive providing financial, operational and managerial expertise to organizations in both the private and public sectors.  Peter was a founder and Chief Executive Officer of The Miami Bay Beverage Company, LLC, which successfully developed and launched the Trimino line of protein infused waters.  He led the development of the beverage formulation and established the manufacturing and supply chain. Peter negotiated partnerships with key distributors and sold the brand to more than 15,000 retail outlets.   In addition, he managed all finance, accounting, human resources and logistics operations for the operation.

Prior to founding Miami Bay Beverage Company, LLC, he was one of the founders and CFO of 454 Life Sciences Corporation, a leader in next generation sequencing technology.  He was directly responsible for building an organization that successfully developed and commercialized innovative technologies. He also served as the Chief Financial Officer for publicly traded biotechnology companies Stem Cells Inc. and CytoTherapeutics Inc.

Peter was associated with Ernst & Young LLP specializing in the entrepreneurial and technology sectors. He received his B.S. in Business Administration and Finance from the University of Rhode Island, graduating with honors.

William Hayde – Independent Director

Bill serves and an independent Board Member of LFER.  He has been the Managing Director of the Interim Opportunity Fund LLC and its advisor, Waterside Capital Advisors, Inc. since March 2018. During 2013, Bill Co-Founded and is currently the Executive Vice President of Intercontinental Beverage Capital, Inc.(IBC). IBC is a New York based merchant bank focused specifically on the beverage and consumer packaged goods industries.  Since January 2011 thru March 2018, he has been serving as Registered Vice President of Investment Banking Network 1 Financial Securities, Inc. and currently holds the following securities licenses: 6, 7, 24, 63, 79.  From 2002-2009, he was co-owner of Waterville Investment Research which also operated the Hedge Fund Waterville Investment Partners LLP.  Bill maintains seats on the advisory boards of multiple public and private companies in the Consumer and Medical industries.

From January 1997 through May of 2010, he was Head of Investment Banking for Brockington Securities and directed the firm’s underwriting activities, private placements, and initiation of trading of newly listed securities.  Bill received his B.A. degree from Stony Brook University.

Michael Bloom – Independent Director

Effective June 17, 2019 the Company elected Michael Bloom as an independent member of the Board of Directors. Mr. Bloom has over 38 years of retail experience including drug, value and drug/value combos. Mr. Bloom is currently the Executive Vice-President, Chief Merchandising and Marketing officer at GPM Investments LLC, the largest privately held company in the convenience store channel of business. Former President, Chief Operating Officer, CEO and member of the Board of Directors at Fred’s Inc. in Memphis TN. Former President and Chief Operating Officer at Family Dollar. Former Executive Vice President of Merchandising, Marketing and Supply Chain at CVS.  Mr. Bloom is a seasoned executive leader with a vast array of experiences including Merchandising, Marketing, Supply Chain, Customer Relationship Marketing, Acquisitions, Pricing, Private Brands, Direct Importing and developing strong teams and supplier relationships. Mr. Bloom holds an AA degree from Broward Community College.

Jeffrey Guzy – Independent Director

Effective July 18, 2019, the Board of Directors appointed Jeffrey J. Guzy as a member of the Board of Directors.From 2007 to present, Jeffrey Guzy has been a Director of Leatt Corporation, a personal protective equipment company that is quoted on the OTCQB. From 2008 to present, Jeffrey Guzy has been a Director of Capstone Companies, an LED lighting product company that is quoted on the OTCQB. From 2018 to present, Jeffrey Guzy has been a Director of YayYo, Inc., a company that develops, markets, and leases hi-tech enabled automobiles for ride-sharing. He has 35 years of executive experience in various industries. Jeffrey Guzy received an MBA from the Wharton School/University of Pennsylvania, and a MS in Systems Engineering and BS in Electrical Engineering, both from the University of Pennsylvania.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules) for the fiscal year ended May 31, 2019.

Summary Compensation Table for Fiscal Year Ended May 31, 2019

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and principal position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation

Fernando Oswaldo Leonzo (1) (2)	2019	$44,750	$—	$150,000	$—	$—	$24,000
Chief Executive Officer & Chairman of the Board

Robert Gunther (1)(3)	2019	$37,500	$—	$100,000	$—	$—	$24,000
Chief Operations Officer, Treasurer, Secretary & Director

John Romagosa (1)(4)	2019	$37,500	$85,000	$10,000	$—	$—	$24,000
President & Director

Peter Dacey	2019	$75,000	$—
Chief Financial Officer

_____________

(1)	During 2019 Mr. Leonzo, Mr. Gunther and Mr. Romagosa received a travel reimbursement allowance of $24,000.
(2)

During 2019 Mr. Leonzo was granted a stock award of $150,000 in consideration of personally guaranteeing debt. These shares are accrued for as of May 31, 2019 and will be issued subsequent to year end.

(3)

During 2019 Mr. Gunther was granted a stock award of $100,000 in consideration of personally guaranteeing debt. These shares are accrued for as of May 31, 2019 and will be issued subsequent to year end.

(4)	During 2019 Mr. Romagosa was granted a stock award of $85,000 for achievement of bonus targets and $10,000 in consideration of loan exposure. These shares are accrued for as of May 31, 2019 and will be issued subsequent to year end.

The following table sets forth information concerning the total compensation paid or earned by each of our named executive officers (as defined under SEC rules) for the fiscal year ended May 31, 2019.

 Summary compensation Table for Fiscal Year Ended May 31, 2018

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and principal position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation

Fernando Oswaldo Leonzo (1)	2018	$44,800	$—	$—	$—	$—	$24,000
Chief Executive Officer & Chairman of the Board

Robert Gunther (1)	2018	$—	$—	$—	$—	$—	$30,750
Chief Operations Officer, Treasurer, Secretary & Director

John Romagosa (1)	2018	$—	$—	$—	$—	$—	$24,000
President & Director

___________

(1)	During 2018 Mr. Leonzo, Mr. Gunther and Mr. Romagosa received a travel reimbursement allowance of $24,000 .

(2)	Rent of $6,750 earned by Mr. Gunther is listed in the table above as “All Other Compensation.” The forms of payment are described in Note 7.

  The Company has no other plans in place and has never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreements

As a result of our acquisition of GBC during 2018, we retained Mr. Frank Iemmitti, one of the selling founders, as Sales Manager for a term of twenty-four (24) months at an annual salary of $75,000, pursuant to an employment agreement to manage operations at the GBC facility in Staten Island, New York. With the sale of GBC,  the employment agreement was terminated.

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

Outstanding Equity Awards at Fiscal Year-End

As of May 31, 2019, and 2018, there were no outstanding options or warrants to purchase, or other instruments convertible into, common equity of the Company, related to equity awards.

 Director Compensation

The Company is currently creating an Independent Compensation committee, reporting to the Board, with a compensation schedule for both Independent Board members as well as Executives of the Company which is intended to be retroactive to June 1, 2019.

Effective May 31, 2019, a Separation and Mutual Release Agreement was entered into between Life On Earth, Inc, (“LFER”) and Roy DiBenerdini, a member of LFER’s Board of Director’s (“Director”). The Director and LFER entered into the mutual agreement with respect to the Director’s resignation  from his position as a director on the Board of LFER. LFER and the Director agree that the Company issued to the Director 967,218 restricted  shares of the Company’s common stock (the “Restricted Shares”) to compensate him for his services performed as a director on the Company’s Board through the Resignation Date. LFER and the Director agree that the Company paid the Director the amount of $10,000 which is the cash fee for Director’s service as an independent director on the Company’s Board of Directors.

Effective May 31, 2019, Separation and Mutual Release Agreement was entered into between Life On Earth, Inc, (“LFER”) and Randy Berholtz,, a member of LFER’s Board of Director’s (“Director”). The Director and LFER entered into the mutual agreement with respect to the Director’s resignation from his position as a director on the Board of LFER. LFER and the Director agree that the Company issued to the Director 1,870,852  restricted shares of the Company’s common stock (the “Restricted Shares”) to compensate him for his services performed as a director on the Company’s Board through the Resignation Date. LFER and the Director agree that the Company paid the Director the amount of $10,000  which is the cash fee for Director’s service as an independent director on the Company’s Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of September 11, 2019 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each director;

•	each named executive officer; and,

•	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent such power may be shared with a spouse .

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership Common Shares (1)	Percent of class (2)	Preferred Shares	Voting % with Preferred Shares(3)
Common Stock	Fernando Oswaldo Leonzo, Director & Officer	4,388,635	9.16%	600,000	33.65%
	575 Lexington Ave., 4th Fl. New York, NY 10022

Common Stock	Robert Gunther, Director & Officer	1,316,666	2.75%	300,000	15.97%
	575 Lexington Ave., 4th Fl. New York, NY 10022

Common Stock	John Romagosa, Director & Officer	2,069,000	4.32%	200,000	11.81%
	575 Lexington Ave., 4th Fl. New York, NY 10022

All Executive Officers and Directors as a group consisting of 3 individuals		7,774,301	16.23%

Common Stock	Shircoo, Inc.	7,379,831	15.40%
	2350 E. Allview Terrace, Los Angeles, CA 90068

The percent of class is based on 42,200,384 shares of common stock issued and outstanding as of September 11, 2019 plus 5,714,769 shares beneficially owned from the conversion of debt and the execution of warrants.

(1)	Shares are restricted and fully vested.

(2)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(3)	Reflects the impact of the 50-1 voting preference of the preferred stock.

Preferred shares outstanding

Preferred Shares		May 31, 2019
		Shares Outstanding
Fernando Oswaldo		600,000
Robert Gunther		300,000
Jerry Gruenbaum		100,000
John Rogamosa		200,000
	Total	1,200,000

Preferred shares do not have liquidation preferences but have 50-1 preferred voting rights.

Warrants outstanding

		2019		2018
		Weighted		Weighted
		Average		Average
	Warrants	Exercise price	Warrants	Exercise price
Outstanding	745,000	$0.85	745,000	$0.85
Granted - JC acquisition	1,000,000	.85	—
Exercised	—		—
Expired	—		—
Outstanding	1,745,000	$0.85	745,000	$0.85

Exercisable at year end	1,745,000	$0.85	745,000	$0.85

Warrants		Strike
Underlying Shares	Expiration	Price
400,000	September 30, 2021	$0.85
165,000	October 7, 2021	$0.85
1,000,000	August 2, 2020	$0.85
30,000	September 20, 2021	$0.85
150,000	September 29, 2021	$0.85
1,745,000

Securities Authorized For Issuance Under Equity Compensation Plans

We have not adopted any Equity Compensation Plans as of May 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our CEO, Fernando “Oswaldo” Leonzo, owns no shares in Gran Nevada, however he serves as Gran Nevada’s   current President. Robert Gunther, our Chief Operating Officer owns 12% of the common stock of Gran Nevada.

During 2018, the Company leased its offices on a month to month basis from Mr. Robert Gunther for $750 per month. The current officers and directors of the Company are involved in other business activities and may, in the future, become involved in additional business opportunities. Currently there is an employment agreement between LFER and its Chief Financial Officer. There are no other employment contracts with the remaining members of the management team. In addition, there are currently agreements in place with the independent members of the Board of Directors. If a specific business opportunity becomes available, such person may face a conflict in selecting between our business interest and their other business interests. The policy of the Board is that any personal business or corporate opportunity incurred by an officer or director of LFER must be examined by the Board and turned down by the Board in a timely basis before an officer or director can engage or take advantage of a business opportunity which could result in a conflict of interest.

Our CEO has also guaranteed certain operating business loans to support the operations. Currently he has guaranteed business loans with Blue Vine and Kabbage.

Our COO, Robert Gunther, has guaranteed a credit line with Wells Fargo for $50,000.

The founder's Common Shares as disclosed herein were sold to our officers and directors in April 2013. The Company believes that the issuance of these shares were exempt from registration pursuant to Section (2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. The Founders, Fernando “Oswaldo” Leonzo (Chairman & CEO), Robert Gunther (Treasurer, Secretary, Director & Chief Operations Officer), and Jerry Gruenbaum were issued the following Preferred Shares as founders for services rendered as Officers and Directors as of April 30, 2013, 600,000 Preferred Shares, 300,000 Preferred Shares, and 100,000 Preferred Shares respectively. Jerry Gruenbaum resigned as a director on April 16, 2015. None of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that has or will materially affect us:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

In July 2015, the Company engaged Raich Ende Malter & Co. LLP as its independent registered public accounting firm. Effective as of January 23, 2019, Raich Ende Malter & Co. LLP, Melville, New York (“Raich”) was dismissed as the independent registered public accounting firm for the Company.  The Dismissal was approved by our Board of Directors effective as of January 23, 2019. The Dismissal was not due to any disagreements with Raich regarding any matter of accounting principles or practices, financial statement disclosures, audit scope, or audit procedure.

Effective January 24, 2019, our Board of Directors appointed Friedman LLP, (“Friedman”) as our independent registered public accounting firm, to audit our financial statements for the year ended May 31, 2019.

The aggregate fees billed to the Company for services rendered in connection with the years ended May 31, 2019 and 2018 are set forth in the table below:

Fee category	2019	2018
Audit fees (1)(2)	$143,259	$98,770
Audit related	-	-
Tax fees	-	-
Total fees	$143,259	$98,770

___________

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. Total fees billed by Raich Ende Malter & Co. LLP for the audit of our fiscal year ended May 31, 2019 and 2018 financial statements was $0 and $50,000, respectively. Total fees billed by Raich Ende Malter & Co. LLP the review of our quarterly financial statements, and other fees was $43,338 and $48,770 for the fiscal years ended May 31, 2019 and 2018, respectively.

(2)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q, Form 10-K and for services that are normally provided in connection with statutory or regulatory filings or engagements. Total fees billed by Friedman LLP, for 2019 are $99,921 covering restatement of prior filings, Form 10-Q and the Form 10-K for the year ended May 31, 2019.

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

LIFE ON EARTH, INC.

Dated: August 30, 2019	By:	/s/ Fernando Oswaldo Leonzo
Fernando Oswaldo Leonzo Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Fernando Oswaldo Leonzo	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 20, 2019
Fernando Oswaldo Leonzo

/s/ Robert Gunther	Chief Operating Officer, Secretary, Treasurer, Director (Principal Financial Officer and Principal Accounting Officer)	September 20, 2019
Robert Gunther

/s/ John Romagosa	President and Director	September 20, 2019
John Romagosa

/s/ Peter Dacey	Chief Financial Officer	September 20, 2019
Peter Dacey

/s/ William Hayde	Director	September 20, 2019
William Hayde

PART IV - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Life On Earth, Inc .

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Life On Earth, Inc. and its Subsidiaries (the “Company”) as of May 31, 2018, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flow for the year then ended, and the related notes, collectively referred to as the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and the results of its operations and its cash flows for the then year ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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
September 7, 2018, except for the effects of the previously issued restatement, for which the date is May 29, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Life on Earth, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Life on Earth, Inc. and its Subsidiaries (the “Company”) as of May 31, 2019, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $14.9 million as of May 31, 2019, has recurring losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain financing, there could be a material adverse effect on the Company.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP
We have served as the Company’s auditor since 2019.
East Hanover, New Jersey
September 20, 2019

Life On Earth, Inc .
Consolidated Balance Sheets
	May 31,	May 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$111,053	$127,746
Restricted cash	50,000
Accounts receivable, net of allowance for doubtful accounts of $36 ,150 and $14,000 respectively	43,479	130,192
Other receivables	261,900	—
Inventory , net	231,806	245,821
Prepaid expenses	77	102,243
Current assets from discontinued operations	—	206,029
Total current assets	698,315	812,031

Other Assets:
Equipment, net	31,250	46,250
Intangible assets, net of accumulated amortization of $321 ,922 and $80,822 as of May 31, 2019 and May 31, 2018, respectively	391,000	303,125
Goodwill	195,000	195,000
Security deposits	5,245	5,245
Other assets from discontinued operations	—	1,355,379
Total Other Assets	622,495	1,904,999

Total Assets	$1,320,810	$2,717,030
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$2,035,858	$1,502,012
Contingent liability	382,582
Note payable - related party	—	2,000
Notes payable, net of unamortized deferred financing costs of $198,927 and $0 as of May 31, 2019 and 2018 , respectively	515,126	560,000
Convertible notes payable, net of unamortized deferred financing costs of $133,278 and $513,000 as of May 31, 2019 and 2018 , respectively	1,065,222	935,000
Loans payable, net of unamortized deferred financing costs of $0 and $67,834 as of May 31, 2019 and 2018 , respectively	—	154,426
Lines of credit	72,292	22,854
Current liabilities from Discontinued operations		429,746
Total current liabilities	4,071,080	3,606,038
Other liabilities from Discontinued operations	—	90,981

Total Liabilities	4,071,080	3,697,019

Commitments and contingencies

Stockholders' Deficiency:
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized, 1,200,000 shares issued and outstanding	1,200	1,200
Common stock, $0.001 par value; 100,000,000 shares authorized, 40,210,372 and 23,581,586 shares issued and outstanding as of May 31, 2019 and 2018, respectively	40,210	23,582
Additional paid-in capital	12,083,696	5,793,569
Accumulated deficit	(14,875,376)	(6,798,340)
	(2,750,270)	(979,989)

	$1,320,810	$2,717,030

The accompanying notes are an integral part of these consolidated financial statements

Life On Earth, Inc.
Consolidated Statements of Operations

	For the years ended May 31,
	2019	2018

Sales, net	$1,009,394	$2,930,758
Cost of goods sold	873,412	2,260,359
Gross profit	135,982	670,399

Expenses:
Operating expenses	1,432,492	1,404,131
Share based compensation	2,428,490	204,720
Depreciation and amortization	121,500	50,491
Impairment of intangible assets	990,625	—
	4,973,107	1,659,342

Loss from operations	(4,837,125)	(988,943)

Other income and (expenses)
Change in fair value of contingent consideration	(382,582)	—
Interest and financing costs	(1,953,829)	(2,112,418)

Loss before discontinued operations	(7,173,536)	(3,101,361)

Loss on discontinued operations	(169,942)	(39,290)
Loss on sale of subsidiary	(733,557)	—
Loss before income tax benefit	(8,077,035)	(3,140,651)
Income tax (expense) benefit	0	136,890

Net loss	$(8,077,035)	$(3,003,761)

Basic and diluted loss per share continuing operations	$(0.23)	$(0.14)
Basic and diluted loss per share discontinued operations	$(0.03)	$(0.00)
Basic and diluted weighted average number of shares outstanding	30,680,471	20,782,736

The accompanying notes are an integral part of these consolidated financial statements.

Life On Earth, Inc.

Consolidated Statements of Changes in Stockholders' Deficiency

	Series A Preferred		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders
	Shares		Shares	Amount	Shares	Amount	capital	Deficit	Deficiency
Balance - June 1, 2017	1,200,000	$1,200	18,717,922	$18,717	—	$—	$3,055,121	$(3,794,579)	$(719,541)
Issuance of common shares for services	—	—	1,079,498	1,080	—	—	296,609	—	297,689
Issuance of common shares for deferred financing costs	—	—	2,733,333	2,733	—	—	947,267	—	950,000
Issuance of common shares for convertible debt	—	—	383,333	383	—	—	122,213	—	122,596
Issuance of common shares for in connection with acquisitions of GBC and VK	—	—	1,767,500	1,769	—	—	745,244	—	747,013
Common shares repurchased for treasury	—	—	(1,100,000)	(1,100)	1,100,000	1,100	(62,744)	—	(62,744
Retirement of treasury stock	—	—	—	—	(1,100,000)	(1,100)	—	—	(1,100
Deferred financing costs on convertible notes payable	—	—	—	—	—	—	689,859	—	689,859

Net Loss								(3,003,761)	(3,003,761)

Balance - May 31, 2018	1,200,000	$1,200	23,581,586	$23,582	—	$—	$5,793,569	$(6,798,340)	$(979,989)

Issuance of common shares for services	—	—	2,284,822	2,285	—	—	781,685	—	783,970

Issuance of common shares for Directors	—	—	2,962,641	2,963	—	—	972,338	—	975,301

Issuance of common shares for deferred financing costs	—	—	1,716,571	1,717	—	—	550,117	—	551,534

Beneficial conversion feature associated with the issuance of commons shares for deferred financing costs							456,868		456,868

Issuance of common shares for conversions of convertible debt	—	—	5,227,391	5,227	—	—	1,771,456	—	1,776,683

Issuance of common shares for acquisition of JCG	—	—	1,636,363	1,636	—	—	636,546	—	638,182

Contingent consideration for additional shares related to the acquisition of JCG							721,818		721,818

Sale of common shares	—	—	2,801,001	2,801			399,299	—	402,100

Net loss	—	—	—	—	—	—	—	(8,077,035)	(7,933,285)

Balance - May 31, 2019	1,200,000	$1,200	40,210,375	$40,210	—	$—	$12,083,696	$(14,875,755)	$(2,750,269)

The accompanying notes are an integral part of these consolidated financial statements.

Life On Earth, Inc.
Consolidated Statements of Cash Flows

	For the year ended May 31,
	2019	2018

Cash Flows From Operating Activities
Net loss	$(8,077,035)	$(3,003,761)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	1,759,270	204,719
Depreciation and amortization	121,500	59,837
Impairment of intangible assets	990,625
Amortization of deferred financing costs	2,801,643	1,605,659
Interest on note payable settlement	—	195,865
Provision for bad debts	22,150	14,000
Forgiveness of notes receivables	—	13,435
Income tax benefit	—	136,890
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	232,263	14,144
Inventory	86,050	74,134
Prepaid expenses and other current assets	9,197	(9,273)
Other receivable	(261,900)	—
Increase (decrease) in	—	—
Accounts payable and accrued expenses	903,616	567,076
Cash used by continuing operations	(1,412,621)	(127,275)
Cash (used) /provided by discontinued operations	1,181,936	(61,571)
Cash Flows From Investing Activities
Acquisition of subsidiaries, net of cash acquired	265	12,216
Payment of security deposit	—	(17,000)
	265	(4,784)
Cash provided by investing activities of discontinuing operations	65,527
Cash Flows From Financing Activities
Repayment of loans payable	(222,260)	—
Repayment of notes payable	(410,000)	(513,352)
Repayment of convertible notes payable	(5,000)	(605,000)
Proceeds from notes payable, net of deferred financing costs	531,321	420,176
Repayment of notes payable	(117,198)	—
Proceeds from lines of credit, net of financing costs	271,063	85,650
Payment of lines of credit	(220,960)	(73,998)
Proceeds from loans payable - related party	—	20,000
Repayment of loans payable - related party	—	(23,600)
Proceeds from convertible notes payable, net of financing costs	175,915	857,746
Proceeds from sales of common stock	402,100
Purchase of treasury stock	—	(63,844)
Cash (used)/provided by financing activities continuing operations	404,981	103,778
Cash (used)/provided by financing activities of discontinued operations	(206,781)
Net Increase (decrease) in Cash, Cash Equivalents and Restricted Cash	$33,307	$(89,852)

Cash, Cash Equivalents and Restricted Cash - beginning	127,746	217,598

Cash, Cash Equivalents and Restricted Cash - end	$161,053	$127,746

Cash and cash equivalents	$111,053	$127,746
Restricted cash	50,000
Total cash, cash equivalents and restricted cash	161,053	127,746

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$15,853	$39,015

Noncash investing and financing activities:
Common stock issued for acquisition	$1,360,000	$122,596

Common stock issued for acquisition	$—	$747,013

Common stock issued to satisfy note payable	$150,000	$—

Issuance of common shares with convertible debt	$1,776,683	$—

Issuance of common shares with convertible debt as financing fee	$1,008,702	$1,101,526

Common stock issued for payment of note payable - related party	$2,000	$—

Extinguishment of note payable through issuance of convertible notes	$—	$825,000

During the years ended May 31, 2019 and 2018, respectively, the Company acquired certain business net assets (See Notes 5 and 6)
Cash	$265	$1,355
Accounts receivable	167,700	13,024
Inventory	72,035	40,564
Intangible assets	1,185,000	195,000
Accounts payable	(65,000)	(16,343)
Note payable		(108,600)
Net assets acquired	$1,360,000	$125,000

The accompanying notes are an integral part of these consolidated financial statements.

Life On Earth, Inc.

Notes to Consolidated Financial Statements

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

Life On Earth, Inc. is an innovative brand incubator and accelerator focused on building and scaling concepts in the natural consumer products category. Our mission is to bring our strategic focus and long-term forward-looking vision to consumers in the health, wellness and active lifestyle spaces through superior branding, product quality, targeted acquisitions and retail experience in the functional beverage category.

Our objective is to grow as rapidly as possible (both organically and via strategic alliances and acquisitions) using the public capital markets for access to capital. The companies and assets sought by us will be those that already have market penetration in the following segments: (1) Sales (2) Marketing (3) established Distribution network   and (4) Manufacturing infrastructure in place.

The accompanying consolidated financial statements include the financial statements of Life On Earth, Inc. (“LFER”) and its wholly owned subsidiaries, Energy Source Distributors Inc., (“ESD”), Victoria’s Kitchen, LLC (“VK”) and The Chill Group, LLC (“JC”). During 2019 LFER sold the Giant Beverage Company, Inc. (“GBC”) and their results are included as discontinued operations.

LFER was incorporated in Delaware in April 2013 and acquired ESD in July 2016, VK in October 2017, GBC in April 2018 and JC in August 2018. The Company currently markets and sell beverages, primarily through third party distributors.

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

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer. The following five steps are applied to achieve that core principle:

Step 1: Identify the contract with the customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the company satisfies a performance obligation

Because the Company’s agreements generally have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. The Company’s performance obligations are satisfied at the point in time when products are received by the customer, which is when the customer has title and the significant risks and rewards of ownership. Therefore, the Company’s contracts have a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of product. Shipping and handling amounts are included in cost of goods sold. Sales tax and other similar taxes are excluded from Sales, net. Sales are  recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotion allowances, which are typically agreed to upfront with the customer and do not represent variable consideration. Discounts, slotting fees and promotional allowances vary from customer to customer. The consideration the Company is entitled to in exchange for the sale of products to distributors. The Company estimates these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for products sales to customers. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue.

All sales to distributors and customers are generally final. In limited instances the Company may accept returned product due to quality issues or distributor terminations and in such situations the Company would have variable consideration. To date, returns have not been material. The Company’s customers generally pay within 30 days from the receipt of a valid invoice. The Company offers prompt pay discounts of up to 2% to certain customers typically for payments made within 15 days. Prompt pay discounts are estimated in the period of sale based on experience with sales to eligible customers. Early pay discounts are recorded as a deduction to the accounts receivable balance presented on the consolidated balance sheets.

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

Net Loss Per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti -dilutive. As of May 31, 2019, and 2018, warrants  and convertible notes payable could be converted into approximately 5,714,769  and 4,335,000 shares of common stock, respectively.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of May 31, 2019, and does not expect this to change significantly over the next 12 months.

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

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within thre months from date of purchase to be cash equivalents.

At May 31, 2019 and 2018, the Company has cash and cash equivalents of $111,053 and $127,746 respectively. At May 31, 2019 and 2018, cash equivalents were comprised of funds in checking accounts, savings accounts and money market funds.

Restricted cash refers to money that is held for a specific purpose and therefore not available to the company for immediate or general business use. Restricted cash as of May 31, 2019 included $50,000 in an escrow account for the resale of GBC. There was no restricted cash as of May 31, 2018.

Accounts Receivable

Our accounts receivable balance primarily includes balances from trade sales to distributors and retail customers. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible, are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. Provisions for obsolete or excess inventory are recorded as cost of goods sold.

As of May 31, 2019, and 2018, the allowance for doubtful accounts was $36,150  and $14,000, respectively.

Inventory

Inventory consists of finished goods and raw material which are stated at the lower of cost (first-in, first-out) and net realizable value and include adjustments for estimated obsolete or excess inventory. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. Provisions for obsolete or excess inventory are recorded as cost of goods sold. As of May 31, 2019 there was approximately $161,000 of finished goods and $71,000 of raw materials on hand.

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

Advertising

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to approximately $88,210 and $72,000 for the years ended May 31, 2019 and 2018, respectively.

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

Deferred Finance Cost

Deferred financing costs or debt issuance costs are costs associated with issuing debt, such as various fees and commissions paid to investment banks, law firms, auditors, regulators, and so on. Since these payments do not generate future benefits, they are treated as a contra debt account. The costs are capitalized, reflected in the balance sheet as a contra long-term liability, and amortized using the effective interest method or over the finite life of the underlying debt instrument, if below de minimus.

Fair Value Measurements

In August 2018, the FASB issued a new guidance which modifies the disclosure requirements on fair value measurements. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. We have not opted to adopt this disclosure requirement early. We are assessing the impact of adopting this guidance on our consolidated financial statements for our fiscal year ended 2020.

We will categorize our financial instruments into a three-level fair value hierarchy that prioritize the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. Financial assets recorded at fair value on our condensed consolidated balance sheets are categorized as follows:

Level 1 inputs—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs— Significant other observable inputs (e.g., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs).

Level 3 inputs—Unobservable inputs for the asset or liability, which are supported by little or no market activity and are valued based on management’s estimates of assumptions that market participants would use in pricing the asset or liability

Recent Accounting  Pronouncements

In July 2015, FASB issued ASU 2015-11, “Inventory. Simplifying the Measurement of Inventory.” This amendment requires companies to measure inventory at the lower of cost or net realizable value. The Company adopted this amendment in the current fiscal year, and the implementation did not have a material impact on the Company’s consolidated financial statements.

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-2, "Leases" (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate and manufacturing equipment, to recognize assets and liabilities on their balance sheets for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU will be effective for public entities beginning the first quarter 2019 . During 2019 the Company sold the Giant Beverage Company which resulted in elimination of the company’s lease obligation related to that operation. The remaining lease obligation related to Energy Source Distributors which was terminated on July 31, 2019 reducing the remaining terms of the lease to 2 months. The Company does not have any lease obligations with remaining terms greater than 12 months and therefore ASU 2016-2 Leases is not expected to materially impact the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses (“ASU 2016-13”), which changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU is effective for us in the first quarter of 2020 and must be adopted using a modified retrospective transition approach. We are currently evaluating the potential impact that the adoption of ASU 2016-13 will have on our consolidated financial statements.

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

In August 2018, the FASB issued a new guidance which modifies the disclosure requirements on fair value measurements. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. We have not opted to adopt this disclosure requirement early. We are assessing the impact of adopting this guidance on our consolidated financial statements for our fiscal year ended 2020.

In November 2018, the FASB issued new guidance to clarify the interaction between the authoritative guidance for collaborative arrangements and revenue from contracts with customers. The new guidance clarifies that, when the collaborative arrangement participant is a customer in the context of a unit-of-account, revenue from contracts with customers guidance should be applied, adds unit-of-account guidance to collaborative arrangements guidance, and requires, that in a transaction with a collaborative arrangement participant who is not a customer, presenting the transaction together with revenue recognized under contracts with customers is precluded. The guidance is effective for us beginning in the first quarter of fiscal year 2020. Early adoption is permitted. We are assessing the impact of adopting this guidance on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss.

Note 2 - BASIS OF REPORTING AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $14,875,000, has a working capital deficiency of approximately $3,373,000 and a net capital deficiency of approximately $2,750,000 , which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. As of May 31, 2019, the Company did not have sufficient cash on hand to fund operations for the next 12 months. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and receive additional loans from 3rd parties and related parties. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 3 – GBC DISPUTE RESOLUTION AND SALE

On May 7, 2019, Life On Earth, Inc. (“LFER”), Giant Beverage, Inc. (“Giant”), and Frank Iemmiti and Anthony Iemmiti (“Frank and Anthony Iemmiti”) entered into a Dispute Resolution and Resale agreement that will resolve all existing disputes between the two parties and will also result in the sale of the ownership of Giant to the Frank and Anthony Iemmiti. On July 4, 2019, LFER and Frank and Anthony Iemmiti executed the amended Dispute Resolution and Resale Agreement. Under the terms of the agreement, LFER deposited $50,000   into an Attorney’s Trust Account, this has been accrued for as of May 31, 2109. Frank and Anthony Iemmiti have a continuing obligation to provide LFER with all financial information of Giant (the “Giant Financial Information”) that LFER needs to complete its SEC reporting requirements. Upon successful filing of all SEC documents this money will be released from the Attorney’s Trust account to Frank and Anthony Iemmiti. In addition, LFER will paid to Frank and Anthony Iemmiti the additional stated consideration in the Settlement Agreement, specifically $62,718   worth of  LFER shares, the number of shares of which will be determined by the closing price the day prior to execution of the Settlement Agreement (the “LFER Shares”) this amount has been accrued for as of May 31, 2019. This will release all current and future causes of actions and claims against LFER. At the Closing, LFER will sell  the Giant Company to Frank and Anthony Iemmiti in exchange for their transfer to LFER of 1,455,000 Common Stock Shares held by Frank and Anthony Iemmiti. The Company incurred a loss of $733,557 on the resale of GBC and recorded a charge of $169,942 related to the loss on discontinued  operations. The tables below detail the specifics of the resale and the impact of this transaction.

Below are the results of operations for the year ended 2019 and 2018 including GBC results for the period. The results for 2019 include GBC results from June 1, 2019 – February 28, 2019 up to the date of sale of GBC.

	9 Months Ended	Year ended
	February 28, 2019	May, 31,2018
Sales, net	$2,134,080	$324,921
Cost of goods sold	1,804,242	269,059
Gross profit	329,838	55,862

Operating expenses	477,563	93,251

Loss from operations	(147,725)	(37,389)

Other expenses
Interest and financing costs	(22,217)	(1,901)

Net Loss	(169,942)	(39,290)

The table below summarizes the net assets sold and the consideration paid for the sale of GBC as of February 28, 2019
Assets
Cash and cash equivalents	$19,915
Accounts receivable	62,458
Inventory	109,143
Equipment	54,255
Notes receivable	5,943
Goodwill	726,890
Intangible assets	422,003
Other assets	72,341
Total assets	1,472,958
Liabilities
Accounts payable and accrued expenses	(405,222)
Loans payable	(42,645)
Lines of credit	(32,357)
Current maturities of loan payable - stockholders	(109,995)
Total Liabilities	(590,219)
Other consideration paid to buyers
Cash	$50,000
391,988 Shares of Common stock at $.16 per share	62,718
Less: consideration paid by buyers
1,455,000 shares of the Company's common stock at $0.18 per share	(261,900)
Loss on sale of subsidiary	(733,557)

The table below summarizes the net assets related to discontinued operations as of May 31, 2018
Assets
Cash and cash equivalents	$61,571
Accounts receivable	51,359
Inventory	93,099
Total Current assets	206,029
Equipment	65,527
Notes receivable	47,909
Goodwill	726,890
Intangible assets	498,053
Security deposits	17,000
Total Other assets	1,355,379
Liabilities
Accounts payable and accrued expenses	313,946
Loans payable	47,362
Lines of credit	16,044
Loans payable - stockholder	52,394
Total current liabilities	429,746
Loans payable long term	33,380
Loans payable – stockholder long term	57,601
Total other liabilities	$90,981

GBC ACQUISITION

Effective April 26, 2018, the Company acquired all of the outstanding stock of GBC for total consideration of $730,092, of which, $108,079  was paid in cash and $622,013 was paid by the issuance of 1,455,000   shares of the Company’s common stock at $0.4275 per share. If, after 12 months from the date of the closing, the shares were trading below twenty ($0.20) cents per share, the Company would have issued 485,000  additional shares as additional stock consideration. The stockholders of GBC were subject to the provisions of a non-competition/non-solicitation/non-disclosure agreement and one of the former stockholders of GBC had been appointed as the Company’s General Manager pursuant to a 2-year employment agreement.  The Company sold GBC and these provisions and employment agreement have been terminated.

At April 26, 2018, the fair value of the assets acquired and liabilities assumed from GBC were as follows:

Assets:
Cash	$118,941
Accounts receivable	36,365
Inventory	79,283
Equipment	65,925
Notes receivable	61,344
Goodwill	726,890
Customer list	507,000
$1,595,748
Liabilities:
Accounts payable	$402,700
Intercompany loans	116,071
Deferred tax liability	136,890
Line of credit	15,833
Loans payable	194,162
$865,656

Total consideration	$730,092

The estimated useful life of the customer list was five (5) years. Amortization expense of $8,467 was recorded during the year ended May 31, 2018. The estimated useful life of the equipment was five (5) years. Depreciation expense of $3,987 was recorded during the year ended May 31, 2018.

Note 4 - CONCENTRATIONS

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

Sales and Accounts Receivable

Two  customers accounted for approximately 27.6% of the Company’s accounts receivable, 15% and 12.6% respectively, as of the year ended May 31, 2019. No single customer accounted for more than 10% of the Sales for the year ended May 31, 2019.

One customer accounted for approximately 13%   of the Company’s Sales at May 31, 2018. No single customer accounted for more than 10% of the Company’s accounts receivable for the year ended May 31, 2018

Note 5 – JCG ACQUISITION

To support the company’s strategic initiatives, the Company acquired JCG and the JCG brands.

Effective August 2, 2018, the Company entered into an agreement (the “JCG Agreement”) to acquire all of the outstanding stock of JCG in exchange for 1,636,363 shares of the Company’s restricted common stock valued at $0.39 per share for a total value of approximately $638,000. If these shares are trading below $0.30 after August 2, 2019, the Company would be required to issue additional shares so that the value of the 1,636,363 shares plus these additional shares, with a floor price of $0.20, will be equal to $900,000 . On August 2, 2019, the 12-month anniversary of the acquisition of JCG the Company determined that the LFER stock price closed below the contractual floor for remeasurement of the purchase consideration and additional consideration was due to the sellers. As of May 31,2019 the Company accrued approximately $383,000 to reflect the change in fair value of the contingent consideration related to the acquisition.

The JCG Agreement also provides for the issuance of a warrant for 1,000,000 shares of common stock with a two-year term and an exercise price of $0.85 with a value of approximately $9,400  . The JCG Agreement also provides for an additional 1,090,909 shares of restricted common stock to be issued when the gross revenues of the JCG brands reach $900,000 in a twelve-month period. The JCG Agreement further provides for additional shares of restricted common stock, with a market value of $500,000   on the date of issuance, to be issued when the gross revenues of the JCG brands reach $3,000,000 in a twelve-month period, and again when the gross revenues of the JCG brands reach $5,000,000 in a twelve-month period. The JCG Agreement also provides for the issuance of the restricted common stock and warrants to the shareholders of JCG on a pro rata basis according to their respective percentage of ownership as of August 2, 2018. The restricted common stock may not be transferred, sold, gifted, assigned, pledged, or otherwise disposed of, directly or indirectly, for a period of twelve months (the “Lock-Up Period”). After the Lock-Up Period, the maximum shares that may be sold by each restricted common stockholder during any given one-day period shall be 5% of their total holdings or no more than 20% of the average trading volume of the preceding 30 days, whichever is less. The Company has determined the value of the contingent shares and warrants, in excess of the initial 1,636,363 shares, to be approximately $722,000, for a total purchase price value of approximately $1,360,000.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Issuance of 1,636,363 shares of common stock with an estimated fair value of $0.39 per share	$638,182
Contingent consideration for additional shares (included in additional paid-in capital)	684,641
Warrants to purchase additional shares	37,177
Total purchase consideration	$1,360,000

Cash	$265
Accounts receivable	167,700
Inventory	72,035
Accounts payable	(65,000)
Intangibles - Trademarks and copyrights	1,185,000
Total consideration	$1,360,000

The intangibles  related trademarks and copyrights acquired in the JC acquisition and are being amortized over a 5-year period. For the period ended May 31, 2019 the Company recorded amortization expense of $69,000 related to the JC intangibles. We performed an analysis of the intangibles recorded related to the JC acquisition. This analysis involved a net present value (“NPV”) calculation for the current 5-year projections for the brand. Based on the results of JC for 2019 and the NPV analysis perform we recorded and impairment charge of $725,000 related to the intangibles. The balance of the intangibles related to the JC acquisition as of May 31, 2019 was $391,000.

From the date of acquisition through May 31, 2019, JCG generated net sales of approximately $37,000, cost of goods sold of approximately $141,000, and a gross margin of approximately $(104,000). The cost of goods sold was impacted by write off of obsolete inventory during the year ended 2019. JCG incurred approximately $928,000 of operating expenses, which includes the impairment charge of $725,000, and a net loss of approximately $1,032,000.

The following table presents the unaudited pro forma consolidated statements of operations for the year ended May 31, 2019:

	LFER	JCG	Proforma Combined

Sales, net	$1,009,394	$84,656	$1,094,050
Cost of goods sold	873,412	66,700	940,112
Gross profit	135,982	17,956	153,938

Operating expenses	4,973,107	76,456	5,049,563

Net loss before other expenses	(4,837,125)	(58,500)	(4,895,625)

Other expenses, net	(2,336,411)	—	(2,336,411)

Net loss from continuing operations	$(7,173,536)	$(58,500)	$(7,232,036)

  The following table presents the unaudited pro forma consolidated statements of operations for the year ended May 31, 2018:

	LFER	JCG	Proforma Combined

Sales, net	$2,930,758	$497,654	$3,428,412
Cost of goods sold	2,260,359	381,491	2,641,850
Gross profit	670,399	116,163	786,562

Operating expenses	1,659,342	411,407	2,070,749

Net loss before other expenses	(988,943)	(295,244)	(1,284,187)

Other expenses, net	(2,112,423)	—	(2,112,423)

Net loss from continuing operations	$(3,101,366)	$(295,244)	$(3,396,610)

Note 6 – VK ACQUISITION

To support the Company’s strategic initiatives, the Company acquired VK and the VK brands.

Effective October 19, 2017, the Company acquired 100% of the outstanding membership interests of VK, for 312,500 restricted shares of the Company’s common stock at a price of $0.40 per share for a total consideration of $125,000.

At October 19, 2017, the fair value of the assets acquired and liabilities assumed from VK were as follows:

Cash	$1,355
Accounts receivable	13,024
Inventory and work in process	40,564
Accounts payable	(16,343)
Notes payable	(108,600)
Goodwill	195,000
Total consideration	$125,000

Note 7 - GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from VK and GBC as disclosed in Notes 4 and 5. The changes in the carrying amount of goodwill for the years ended May 31, 2019 and 2018 were as follows:

	2019	2018(1)
Balance at beginning of the year	$195,000	$-
Acquisition of GBC (Note 3)	-	726,890
Acquisition of VK (Note 6)	-	195,000
Other assets of discontinued operations GBC (Note3)		(726,890)
Balance at the end of the year	$195,000	$195,000

(1)	balance is net of goodwill related to the GBC acquisition which have been reclassified as held for sale as of May 31, 2018 on the consolidated balance sheet.

Goodwill resulting from the business acquisitions completed in the year ended May 31, 2018 has been allocated to the financial records of the acquired entity. For the year ended May 31, 2019, the Company wrote off the goodwill related to the acquisition of GBC as part of the sale of GBC as of March 1, 2019 . The impact of this write off of goodwill is reflected in the financial statements as of May 31, 2019.

Note 8– INTANGIBLE ASSETS

Intangible assets as of May 31, 2019 and 2018 were as follows:

	05/31/19	05/31/18(1)
Intangible assets:
Trademarks and copyrights	$1,560,000	$375,000
		,
Less: accumulated amortization:
Trademarks and copyrights	178,375	71,875
Less: Impairment	990,625
Net book value at the end of the year	$391,000	$303,125

(1)	balance is net of intangible assets related to GBC which have been reclassified as held for sale as of May 31, 2018 on the consolidated balance sheet.

The Company amortizes its intangible assets using the straight-line method over a period ranging from 5-10 years. The Company reviews its’ intangible assets when there are indications of performance issues. During fiscal 2019, the JCG brands did not perform at the level we anticipated. There were sales milestones that the Company was not able to achieve. The Company did not have the resources to put behind the brand during 2019 and this had a direct impact on its performance. The Company has reorganized its focus on brands like JCG and expect that performance to improve during fiscal 2020 provided it can properly fund the operations. Based on this review and analysis the Company recorded an impairment charge of $725,000 against the intangibles recorded related to the acquisition of JCG. In addition, as a result of the shutdown of the ESD operations in June 2019 the remaining unamortized intangible assets related to the ESD acquisition of $265,625 was written off as of May 31, 2019.

Amortization expense for the years ended May 31, 2019 and 2018 was approximately $106,500 and $36,720, respectively.

The annual estimated amortization expense for intangible assets for the five succeeding years is as follows:

For the years ended May 31,
2020	$92,000
2021	92,000
2022	92,000
2023	92,500
2024	23,000
$391,000

Note 9- LOANS PAYABLE – STOCKHOLDERS

In connection with the acquisition of GBC, the Company entered into a loan agreement with the former owners of GBC in the amount of $109,995. The former owners of GBC became stockholders of the Company when the acquisition of GBC was completed. The loan bears interest at 7% per annum, requires monthly payments of principal and interest totaling $4,925, and matures in April 2020, at which time all unpaid principal and interest is due. The loan is secured by all of the assets of GBC. At May 31, 2019 the outstanding balance of the loan was $0 as this loan was eliminated in the sales of GBC on March 1, 2019.

As of May 31, 2019, there were no future principal payments of the loan due as the loan was eliminated in the sale of GBC on March 1, 2019.

Note 10 – NOTES PAYABLE – RELATED PARTY

In June 2017, the Company issued a demand note in the amount of $20,000 to a related party. The note was unsecured, bears interest at 15% and matured October 2016. During October 2017, the Company repaid $18,000 of the note. During the year ended May 31, 2018, the Company recorded interest expense of $1,239. At May 31, 2018, the unpaid balance of the loan was $2,000. The unpaid balance continues to accrue interest at 15% and the lender has not demanded payment. During the year ended 2019 the Company issued $2,000 of common stock to pay off the loan balance. At May 31, 2019 the unpaid balance of the loan was $0 .

Note 11 – NOTES PAYABLE

Issue Date	Maturity Date	Interest Rate	Original Amount	Original Issue Discount	Fee	Proceeds	Accumulated Payments as of May 31, 2019	Notes	Balance May 31, 2019	Unamortized Capitated Finance Costs and Original Issue Discount at May 31, 2019	Note Payable Balance May 31, 2018

10/29/2018	11/15/2019	0.0%	$131,250	$6,250	$—	$125,000	$—		$131,250	$44,851	$—

5/16/2019	2/16/2020	7.0%	$75,000	$—	$—	$75,000	$—		$75,000	$57,308	$—

3/21/2019	3/20/2020	0.0%	$312,500	$62,500	$6,000	$244,000	$52,082		$260,418	$50,371	$—

2/27/2019	2/27/2020	0.0%	$312,500	$62,500	$6,000	$244,000	$65,115		$247,385	$46,397	$—

7/6/2016	12/27/2017	12.0%	$650,000	$—	$—	$650,000	$650,000	a	$—	$—	$560,000

							Total		$714,053	$198,927
							Per Balance Sheet			$515,126	$560,000

Note a -	On June 28, 2018, the Company and TCA mutually agreed to settle the outstanding debt for a total amount of $560,000, of which $410,000 is to be paid in cash in 6 equal monthly installments of $68,333 beginning in June 2018 and $150,000 to be paid with shares of the Company’s common stock.

In July 2016, the Company entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Facility”) with TCA Global Credit Master Fund L.P. (“TCA”) for a total amount of $7.5 million. ESD  is Corporate Guarantor to the Credit Facility. Under the terms of the Credit Facility, the Company paid advisory fees to TCA in the amount of $350,000, through the issuance of 374,332 shares of common stock. On July 5, 2016, the Company borrowed $650,000 from the Credit Facility and used the proceeds to acquire ESD  for $450,000; payoff a note payable in the amount of $32,534; $74,466 was used to pay vendors for inventory purchases and $93,000 was paid to TCA for closing fees. The credit facility had a maturity date of December 27, 2017. The credit facility required fees and interest only payments at 12% during the first two months. Principal payments began in the third month. At the maturity date , all unpaid principal and interest was due. The advisory fees and closing fees totaling $443,000 were recognized as deferred financing costs.

 On June 14, 2017, the Company filed a lawsuit in the Seventeenth Judicial Circuit in and for Broward County, Florida (the “Broward County Court”) against TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”). The lawsuit was filed in connection with loan transactions (the “Loans”) with TCA as the lender and the Company as the borrower and that alleged: (a) over 100% interest charged on the Loans is usurious in violation of Florida law; (b) TCA violated the Florida Deceptive and Unfair Trade Practices Act, including disguising interest charges as advisory fees in the amount of $550,000; (c) breach of contract by, among other things, TCA seeking payment of usurious, illegal, unconscionable and unenforceable fees and failing to fund the full amount of the $1.6 million loan; and (d) breach of implied covenant of good faith and fair dealing. On June 15, 2017, TCA filed a lawsuit in the Broward County Court against the Company for breach of contract pertaining to the transaction documents associated with the Loans, claiming that it suffered damages and seeking compensatory damages and prejudgment interest upon the compensatory damages at a default rate of 25% plus accrued interest.

On June 28, 2018, the Company and TCA mutually agreed to settle the outstanding debt for a total amount of $560,000, of which $410,000 is to  be paid in cash in 6 equal monthly installments of $68,333 beginning in June 2018 and $150,000 to be paid with shares of the Company’s common stock. As of May 31, 2019 and May 31,  2018, the outstanding balance was $0 and $560,000, respectively.

On October 29, 2018, the Company issued a Secured Promissory Note (“SPN”), in the principal amount of $125,000 which matures on November 15, 2019. The SPN does not bear interest. The SPN was issued with a 5% original issue discount. The Company will repay the SPN note holder in 12 equal monthly installments of $10,938 beginning December 15, 2018. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 100,000 restricted shares of the Company’s common stock as of the date of the SPN at $0.32 per share and is obligated to issue an additional 100,000 shares, 180 days from the date of the SPN and an additional 100,000 shares, 270 days from the date of the SPN. As a result of this transaction, the Company recorded a deferred finance cost of $102,250, which is amortized over the life of the SPN, and of which, $45,618 was amortized during the year ended May 31, 2019.

On February 27, 2019, the Company issued a Secured Note (“SN”), in the principal amount of $312,500 which matures on February 27, 2020. The SN does not bear interest. The SN was issued with a 20% original issue discount. The Company will repay the SN note holder in 12 equal monthly installments of $26,042 which began in March 2019. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 250,000 restricted shares of the Company’s common stock as of the date of the SN at $0.4099, and the Company recorded a charge to finance expense in the amount of $102,475. In addition, as a result of this transaction, the Company recorded a deferred finance cost of $62,500, which is being amortized over the life of the SN, and of which, $16,103 was amortized during the year ended May 31, 2019.

 On March 21, 2019, the Company issued a 2nd Secured Note (“2-SN”), in the principal amount of $312,500 which matures on March 21, 2020. The 2-SN does not bear interest. The 2-SN was issued with a 20% original issue discount. The Company will repay the 2-SN note holder in 12 equal monthly installments of $26,042 which began in April, 2019. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 250,000 restricted shares of the Company’s common stock as of the date of the 2-SN at $0.365, and the Company recorded a charge to finance expense in the amount of $91,250. In addition, as a result of this transaction, the Company recorded a deferred finance cost of $62,500, which is being amortized over the life of the 2-SN, and of which, $12,129 was amortized during the year ended May 31, 2019.

On May 16, 2019, the Company issued a Second Secured Promissory Note (“2-SPN”), in the principal amount of $75,000 which matures on February 16, 2020. The 2-SPN bears interest at an annual rate of 7% and is due on maturity. As additional consideration for the funding of the 2-SPN, the Company has issued an aggregate of 37,500 restricted shares of the Company’s common stock as of the date of the 2-SPN at $0.40 per share and is obligated to issue an additional 37,500 shares, 180 days from the date of the 2-SPN and an additional 37,500 shares, at maturity. The company recorded interest expense of $230 for the year ended May 31, 2019. As a result of this transaction, the Company recorded a deferred finance cost of $60,679, which is being amortized over the life of the 2-SPN, of which, $3,371 was amortized during the year ended May 31, 2019.

As of May, 31, 2019, future principal payments of the note payable were approximately as follows:

For the year ending May 31,

2020	$714,053

  Note 12 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the Company's convertible notes payable as of May 31, 2019:

	May 31,2019
	Unamortized deferred finance costs and original issue discount	Principal		Net
The 2016 Notes	$—		6,000	$6,000
Related Party	$—		—	$—
2017 NPA Notes	$52,978		737,500	$684,522
The Note Offering	$—		—	$—
The 2nd Note Offering	$80,300	(1)	455,000	$374,700
	$133,278		1,198,500	$1,065,222

(1)	$160,000 of these convertible notes have past their maturity date as of May 31, 2019, but are not considered in default until declared by the note holder.

The following table summarizes the Company's convertible notes payable as of May 31, 2018

	May 31,2018
	Unamortized deferred finance costs and original issue discount	Principal	Net
The 2016 Notes	$—	198,000	$198,000
Related Party	$3,640	20,000	$16,360
2017 NPA Notes	$431,997	950,000	$518,003
The Note Offering	$59,343	220,000	$160,657
The 2nd Note Offering	$18,020	60,000	$41,980
	$513,000	1,448,000	$935,000

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

In February 2019, the Company and two Convertible Note Holders agreed to convert the outstanding principal balance of $77,000 and related accrued interest of $4,804 into 163,608 shares of the Company’s common stock at $0.50 per share

As of May 31, 2019, and May 31, 2018, the outstanding balance of the Convertible Notes was $6,000 and $198,000, respectively.

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

On November 3, 2017, the NPA was amended and an additional 7% SPN was issued to the purchaser in the principal amount of $175,000 (the “$175K Note”), which matured on May 3, 2019. As additional consideration for the issuance of the $175K Note, the Company issued 800,000 restricted shares of the Company’s common stock at $0.42 per share, which was recorded as a deferred finance cost. The deferred finance cost is being amortized over the life of the SPN.

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

On January 26, 2018, the Company entered into an NPA, pursuant to which the Company issued a Note in the amount of $125,000  (the “Note Purchase”). The Note bears interest at 7% per annum and matures on January 26, 2019. In connection with the NPA, the Company and the Purchaser also entered into a Side Letter, pursuant to which, as additional consideration for the NPA, the Company agreed to (i) pay to the Purchaser, the first $125,000 in cash proceeds received by the Company in connection with a NPA from third parties unaffiliated with the Purchaser (the “Cash Payment”) shall be used to reduce the amount due to the Purchaser under the $175K Note , and (ii), with certain exceptions, not issue any shares of common stock or other securities convertible into shares of common stock unless and until the Cash Payment has been made in full. In January 2019, the $125,000 note which was issued on January 26, 2018 plus accrued and unpaid interest amounting to $8,654 was converted into 891,026 shares of the Company’s common stock at $0.15 per share. As of May 31, 2019, and May 31, 2018, the outstanding balance was $0 and $125,000, respectively.

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

As a result of this transaction, the Company recorded deferred financing costs on the New Notes, and the $125,000 note purchase, of $538,335, of which $106,336 was amortized during the year ended May 31, 2018 and expensed the unamortized deferred financing costs of $557,462. The Company recorded amortization of the deferred finance costs of the New Notes of $379,020 for the twelve months ended May 31, 2019.

In July 2018, the Company (i) issued 500,000 common shares to note holder at a conversion price of $0.175 per share, to cancel $87,500 of principal amount due by the Company regarding the $175K Note; (ii) issued 300,000 shares at $0.175 per share to the note holder representing 100,000 shares per month penalty for the 3 month period from February 2018 through April 2018; (iii) paid the note holder an aggregate of $19,250 representing 4 months of accrued interest due by the Company from January 2018 through April 30, 2018 regarding the $650K and the $175K Notes; and, (iv) shall issue 196,677 shares to the note holder representing the remainder of interest due through December 31, 2018, representing $4,302 per month due on the total principal amount due of $737,500. As a result of these transactions, the Company recorded finance costs of $151,250 and $143,250, during the year ended May 31, 2019 and for the year ended May 31, 2018, respectively.

As of May 31, 2019, and May 31, 2018, the outstanding balance was $737,500 and $825 ,000, respectively.

Accrued and unpaid interest expense on the NPA of $52,391 was recorded by the Company during the year ended May 31, 2019 and is reported as accounts payable and accrued expenses.

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

In March 2018, the Company issued secured convertible promissory notes to six (6) investors under the terms of the Note Offering in the aggregate amount of $448,900.  As a result of these transactions the Company recorded deferred finance costs in the aggregate amount of $76,017, of which $59,343 was amortized during the year ended May 31, 2019, and $16,674 was amortized during the year ended May 31, 2018.

During the year ended May 31, 2019 four investors converted an aggregate amount of $220,000 secured convertible promissory notes plus accrued and unpaid interest of $11,163 into 770,545 shares of the Company’s common stock at $0.30 per share.

During the year ended May 31, 2019, the Company recorded interest expense of $14,841 and $7,350. As of May 31, 2019, the outstanding balance was $100 ,000.

The Second Note offering

In May 2018, the Company offered an NPA, in the aggregate amount of up to $500,000 (the “2nd Note Offering”) and, as of May 31, 2019, issued secured convertible promissory notes to eighteen (18) investors under the terms of the 2nd Note Offering in the aggregate amount of $830,000.

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

As a result of this transaction, the Company recorded deferred finance costs in the aggregate amount of $587,869, of which, $531,803 was amortized during the year ended May 31, 2019, respectively, and $539 was amortized during the year ended May 31, 2018.

During the year ended May 31, 2019, thirteen (13) investors converted an aggregate amount of $375,000 of notes issued under the 2nd Note Offering plus accrued and unpaid interest of $12,483 into 1,291,609 shares of the Company’s common stock at $0.30 per share.

As of May 31, 2019, and May 31, 2018, the outstanding balance was $455,000 and $60,000, respectively.

As of May 31, 2019, future principal payments of the convertible notes payable were approximately as follows:

For the year ending May 31,

2020	$1,198,500

 Note 13 – LOANS PAYABLE

In July 2016, the Company entered into an agreement (the “Purchase and Sale Agreement”) with ESBF California LLC (“ESBF”). Under the terms of the agreement, the Company received $197,370 of cash proceeds from ESBF and agreed to repay the amount of $266,000 secured by future sales proceeds. In March 2017, the Company entered into a second Purchase and Sale Agreement with ESBF. Under the terms of the second agreement, the Purchase and Sale Agreement entered into in July 2016 was paid in full and the Company received $131,370 of cash proceeds from ESBF in exchange for a loan payable in the amount of $266,000 secured by future sales proceeds. In January 2018, the Company entered into a third Purchase and Sale Agreement with ESBF. Under the terms of the third agreement, the Purchase and Sale Agreement entered into in March 2017 the remaining of $24,180 was paid in full and the Company received approximately $170,000 of cash proceeds from the Buyer in exchange for a loan payable in the amount of $272,000 secured by future sales proceeds. In addition, the Company paid a management fee of $6,000 to complete this transaction. The difference between the aggregate of the Purchase and Sale Agreement pay-off, the management fee and the cash received and the cash to be paid from future sales proceeds of $272,000 was recognized as financing costs which has been capitalized and is being amortized over the repayment period. This amount has been reflected as a direct reduction of the loan payable in the accompanying consolidated balance sheets. During the year ended May 31, 2019, the Company made payments aggregating $151,974 . The Company recognized amortization expense of $49,058 for the year ended May 31, 2019. As of May 31, 2019, and May 31, 2018, the outstanding balance was $0 and $151,974, respectively.

In April 2018, the Company entered into an agreement (“Purchase and Sale Agreement”) with Premium Business Services LLC (“PBS”). Under the terms of the agreement, the Company received $60,000 of cash proceeds from PBS in exchange for a loan payable in the amount of $81,000, secured by future sales proceeds. The difference between the aggregate of the Purchase and Sale Agreement pay-off and the cash to be paid from future sales proceeds of $81,000 was recognized as capitalized financing costs and is being amortized over the repayment period. This amount has been reflected as a direct reduction of the loan payable in the accompanying consolidated balance sheets. During the year ended May 31, 2019, the Company has made payments aggregating $81,000. The Company recognized amortization expense of $18,776 for the year ended May 31, 2019. As of May 31, 2019 and May 31, 2018, the outstanding balance was $0 and $70,286, respectively.

In connection with the acquisition of GBC, the Company acquired a loan payable with the US Small Business Administration in the amount of $135,812. In April 2018, the Company repaid $60,000 in accordance with the terms of the acquisition. The loan bears interest at prime plus 2.75% per annum, matures on December 31, 2020, and is guaranteed by both of the former owners of GBC. Minimum monthly payments of principal and interest amount to $4,383. The loan balance at May 31, 2019 and May 31, 2018 was $0 and $68,560, respectively. This loan payable was terminated with the sale of the GBC effective March 1, 2019.

In connection with the acquisition of GBC, the Company acquired a bank loan with a balance due of $12,182 for a delivery vehicle. The loan matures in April 2020 and bears interest at 7% per annum. The monthly payments are $578. As of May 31, 2019 and May 31, 2018, the outstanding balance of the auto loan is $0 and $12,182, respectively. This obligation was eliminated in the sale of GBC effective March 1, 2019.

Note 14 – LINES OF CREDIT

In connection with the acquisition of GBC, the Company acquired a $15,833 credit line with a small business lender which has no expiration date and bears interest at 10.25%. The facility is guaranteed by one of the former stockholders of GBC. At May 31, 2018, the outstanding balance was $16,044. This obligation was eliminated in the sale of GBC effective March 1, 2019. As of May 31, 2019, the outstanding balance was $0.

In April 2017, the Company entered into three credit lines with a small business lender that allows the Company to borrow up to $35,000 and bears interest at 94% per annum. The facilities require weekly payments of principal and interest. At May 31, 2018, the aggregate outstanding balance was $22,854. At May 31, 2019 the aggregate outstanding balance was $34,732.

In July 2017, the Company entered into a credit line with a small business lender. The facility required weekly payments of principal and interest. The principal amount was based on the outstanding balance and the weekly interest amount was 1.1% of the outstanding balance. During the year ended May 31, 2019, the Company borrowed $86,389 and repaid an aggregate amount of approximately $88,628. During the year ended May 31, 2018, the Company borrowed and repaid an aggregate amount of approximately $26,000. At May 31, 2019, the outstanding balance was $20.615.

 In December 2018, the Company entered into a credit line with a small business lender. The facility required weekly payments of principal and interest. The principal amount was based on the outstanding balance and the weekly interest amount was 1.1% of the outstanding balance. During the year ended May 31, 2019, the Company borrowed $42,277 and repaid an aggregate amount of approximately $25,332. At May 31, 2019, the outstanding balance was $16,945.

As of May 31, 2019, the future principal payments of our lines of credit were as follows:

For the year ending May 31,

2020	$72 ,292

Note  15 – CAPITAL STOCK

As of May 31, 2019, the authorized common stock of the Company was 100,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. At May 31, 2019 and 2018, respectively, there were 40,210,375 and 23,581,586 shares of common stock outstanding and 1,200,000 shares of preferred stock outstanding.

Preferred Stock

The Preferred Stock has the following rights and privileges:

Voting – One share of preferred stock has the equivalent voting rights as 50 shares of common stock.

Other rights and preferences may be determined from time to time by the Board of Directors of the Company.

Preferred shares outstanding

Preferred Shares		May 31, 2019
		Shares Outstanding
Fernando Oswaldo		600,000
Robert Gunther		300,000
Jerry Gruenbaum		100,000
John Rogamosa		200,000
	Total	1,200,000

Preferred shares do not have liquidation preferences but have 50-1 preferred voting rights.

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

Shares of common stock issued for services

The Company issues shares of common stock in exchange for services provided by select individuals and or vendors. During the years ended May 31, 2019 and 2018 the Company issued 2,284,822 and 1.079.498 shares respectively.

Shares of common stock sold

The Company sells shares of common stock as a form of fundraising. During the year ended May 31, 2019 the Company sold 2,801,001 shares of common stock at prices ranging from $.10 to $.30 per share resulting in net proceeds of $402,100. During the year ended May 31, 2018 the Company sold 0 shares  of common stock.

Warrants

Warrants outstanding

		2019		2018
		Weighted		Weighted
		Average		Average
	Warrants	Exercise price	Warrants	Exercise price
Outstanding	745,000	$0.85	745,000	$0.85
Granted – JC acquisition	1,000,000	.85	—
Exercised	—		—
Expired	—		—
Outstanding	1,745,000	$0.85	745,000	$0.85

Exercisable at year end	1,745,000	$0.85	745,000	$0.85

Warrants		Strike
Underlying Shares	Expiration	Price
400,000	September 30, 2021	$0.85
165,000	October 7, 2021	$0.85
1,000,000	August 2, 2020	$0.85
30,000	September 20, 2021	$0.85
150,000	September 29, 2021	$0.85
1,745,000

Note 16 - COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of ESD, the Company assumed a lease for approximately 13,000 square feet of warehouse space located in Gilroy, California at a base rent of $5,248 per month. The lease terminates on June 30, 2021. In addition, the Company entered into an employment agreement with a general manager, for a period of one year at a cost of $58,000. The employment agreement expired in July 2017. Subsequent to year end the Company made the decision to cease operations and shut down ESD. As part of this shut down the Company and the landlord agreed to find a new tenant for the facility. The landlord has leased the property to a third party and the Company’s obligation under will end effective August 1, 2019.

In connection with the acquisition of GBC, the Company assumed a lease for approximately 5,250 square feet of office and warehouse space located in Staten Island, New York at a base rent of $8,500 per month. The lease provides for annual increases of 2.5% over a period of six years and terminates on April 26, 2023. In addition, the Company entered into an employment agreement with a Stockholder, beginning April 26, 2018, for a period of two years at a cost of $75,000, per year. This lease obligation and the employment agreement were terminated effective March 1, 2019 with the sale of GBC. There are no further obligations under these arrangements post March 1, 2019.

Rent expense for the years ended May 31, 2019 and 2018 totaled $69,839 and $77,182, respectively.

The company’s future lease commitments are approximately as follows:

For the years ended May 31,
2020	$10,496

Note 17  - INCOME TAXES

The deferred tax attributes consist of the following:

	May 31, 2019	May 31, 2018
Net operating loss carryforward	$3,698,000	$1,374,000
Stock based compensation	1,185,000	449,000
Intangible assets	—	(136,890)
Valuation allowance	(4,883,000)	(1,686,110)
Deferred tax asset, net	$—	$—

For the years ended May 31, 2019 and 2018, the valuation allowance increased by approximately $3,197,000 and $660,000, respectively.

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

The deferred tax asset differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

Effective Income Tax Rate Reconciliation
	2019	2018
Federal Rate	21%	21%
State Rate	6%	6%
Valuation Allowance	(27)%	(27)%
Effective income tax rate	0%	0%

As of May 31, 2019, the Company has net operating loss carryforwards of approximately $16,000,000 to  reduce future federal and state taxable income.

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

In October 2013, we signed a distribution agreement with Gran Nevada Beverage  , Inc. (“Gran Nevada”), an entity related through common management and ownership. During the years ended 2018 and 2019, the Company sold $506,581 and $73,592 respectively of Gran Nevada Horchata. These products were produced by a third party copacker and were not purchased from Gran Nevada nor were they produced by Gran Nevada. There is limited production capacity available for the Gran Nevada Horchata which has an impact on the Company’s ability to produce these products. As there is currently no copacking available for this product the Company does not know if they will be able to produce this product again in the future.

On January 23, 2019, a Promissory Note for $10,000 was executed between ESD as the borrower and John Romagosa, President and Director of LFER, as the lender. The Promissory Note obligates ESD to pay John Romagosa the principal amount of $10,000 plus annual interest of 20% with a maturity date of March 1, 2019 or sooner. On March 1, 2019 the note was extended with a maturity date of March 1, 2020. On March 12, 2019, an assignment of this note was executed between ESD, the assignor, and LFER, the assignee. ESD assigned all of their obligations due to John Romagosa under the note to LFER.

Note 19 - SUBSEQUENT EVENTS

On June 21, 2019, the Company made the decision to cease operation of ESD. The Company is focusing on the brands in its portfolio and has now divested itself of its DSD operations. This will allow the Company to put its available resources behind its brands currently in the portfolio and future brands it may acquire. Based on the decision to shut down the operations of ESD the Company wrote off the remaining intangible assets that were unamortized as of May 31, 2019. During fiscal 2019, the Company recorded an impairment charge of $265,625 related to the shutdown of ESD.

The following are the results of operations for the ESD business for the years ended May 31:

	2019	2018
Sales, net	$883,857	$2,394,159
Cost of goods sold	667,330	1,902,521
Gross profit	216,527	491,638

Operating expenses	878,987	1,013,763

Loss from operations	(662,459)	(522,125)

Other expenses
Interest and financing costs	(82,721)	—

Net Loss	(745,180)	(522,125)

On August 2, 2019, the 12-month anniversary of the acquisition of JCG the Company determined that the LFER stock price closed below the contractual floor for remeasurement of the purchase consideration and additional consideration was due to the sellers. On August 2, 2019 the LFER stock price closed at $.1336 and the contingent consideration was triggered. The Company has not issued these additional shares as of the report date. However, as of May 31,2019 the Company accrued approximately $383,000 to reflect the change in fair value of the contingent consideration related to the acquisition. When the Company acquired JCG they issued 1,636,363 with an agreement that if the price of the Shares were trading below $0.30, the Company would issue the Seller additional shares equal to the purchase price with a floor price of $0.20. The value of this additional consideration was calculated to be $383,000 which was accrued during the year ended May 31, 2019. These shares have not been issued as of the report date.

On August 17, 2019 the Company entered into a Mutual Release Agreement with a former member of the Company’s Board of Directors, Bassam Damaj (“Director”), regarding settlement related to prior services. The Company agreed to issue to the Director 958,331 restricted shares of the Company’s common stock (the “Restricted Shares”) as compensation for services performed as a member of the Company’s board of directors from July 11, 2016 through December 31, 2017 when the Director resigned. These restricted shares represent full and complete payment of any amounts potentially owed to the Director and the Director is not be entitled to any additional compensation from the Company. These shares were issued to the former Director on September 3, 2019.

In addition to the shares issued to the former Director the Company has issued additional shares since the year ended May31, 2019. The Company issued 997,190 shares for services performed for the Company, 833,333 shares were issued in relation to a conversion of convertible debt, 166,667 shares to a current member of the Board of Directors, 391,988 shares issued to the former owners of GBC as part of the resale of GBC and 97,500 shares issued as consideration. The issuance of these shares were offset by the return and cancellation of 1,455,000 shares of common stock as part of the GBC resale. The net issuance of shares after year end totaled 1,990,009.

On September 10, 2019 the Company entered into a convertible promissory note agreement with an accredited investor for the principal amount of $110,000. The convertible note has a maturity date of September 10, 2020 with an original issue discount rate of 10% or $11,000. The Company received net proceeds of $99,000 for this transaction.