Form 10-Q
period 2019-08-31
Life On Earth, Inc.
filed 2019-10-18
CIK 1579010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant’s common stock was 43,033,090 as of October 16, 2019.

Life On Earth, Inc.

Form 10-Q

Life On Earth, Inc.

Unaudited Condensed Consolidated Balance Sheets

	August 31,	May 31,
	2019	2019
ASSETS
Current Assets:
Cash	$6,499	$106,156
Restricted cash	-	50,000
Accounts receivable, net of allowance for doubtful accounts of $12,608 and $24,150 as of August 31, 2019 and May 31, 2019, respectively	27,837	31,541
Inventory, net	196,732	215,503
Prepaid expenses	-	77
Other receivable	32,436	261,900
Current assets from discontinued operations	-	33,138
Total current assets	263,504	698,315

Other Assets:
Goodwill	195,000	195,000
Intangible assets, net of accumulated amortization of $201,375 and $178,375 as of August 31, 2019 and May 31, 2019, respectively	368,000	391,000
Other assets of discontinued operations	-	36,495
Total Assets	$826,504	$1,320,810
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$1,439,213	$1,192,402
Contingent liability	382,582	382,582
Notes payable, net of capitalized financing costs of $122,860 and $198,927 as of August 31, 2019 and May 31, 2019, respectively	565,101	515,126
Convertible notes payable, net of unamortized deferred financing costs of $39,695 and $133,278 as of August 31, 2019 and May 31, 2019, respectively	1,055,780	1,065,222
Lines of credit	29,848	34,732
Current liabilities of discontinued operations	884,287	881,016
Total current liabilities	4,356,811	4,071,080

Total Liabilities	4,356,811	4,071,080

Commitments and contingencies

Stockholders' Deficiency:
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized,
1,200,000 shares issued and outstanding as of August 31, 2019 and May 31, 2019,	1,200	1,200
Common stock, $0.001 par value; 100,000,000 shares authorized,
41,203,582 and 40,210,375 shares issued and outstanding, as of August 31, 2019 and May 31, 2019, respectively	41,203	40,210
Additional paid-in capital	12,275,513	12,083,696
Accumulated deficit	(15,848,223)	(14,875,376)
Total Stockholders' Deficiency	(3,530,307)	(2,750,270)
Total Liabilities and Stockholders' Deficiency
	$826,504	$1,320,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended August 31,	For the three months ended August 31,
	2019	2018

Sales, net	$32,197	$74,939
Cost of goods sold	20,335	64,352
Gross profit	11,862	10,587

Expenses:
Operating expenses	362,648	166,139
Share based compensation	317,885	147,182
Depreciation and amortization	23,000	-
Total Expenses	703,533	313,321

Loss from operations	(691,671)	(302,734)

Other expenses
Interest and financing costs	(209,566)	(646,941)

Loss before discontinued operations	(901,237)	(949,675)
Loss from discontinued operations - ESD	(71,610)	(147,554)
Loss from discontinued operations - GBC	-	(75,701)
Net Loss	(972,847)	(1,172,930)

Basic and diluted loss per share from continuing operations	$(0.02)	$(0.04)
Basic and diluted loss per share from discontinued operations	(0.00)	(0.01)

Basic and diluted weighted average number of shares outstanding	40,616,206	25,351,437

The accompanying notes are an integral part of these consolidated financial statements.

Life On Earth, Inc.
Consolidated Statements of Stockholders' Deficiency
For the three months ended August 31, 2019
(Unaudited)

	Series A Preferred		Common Stock		Additional Paid in	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	capital	Deficit	Deficiency

Balance - June 1, 2019	1,200,000	$1,200	40,210,375	$40,210	$12,083,697	$(14,875,376)	$(2,750,269)

Issuance of common shares for services	-	-	1,125,386	1,125	265,866		266,991

Issuance of common shares for deferred financing costs	-	-	97,500	98	(98)		-

Issuance of common shares for convertible debt	-	-	833,333	833	124,167		125,000

Issuance of common shares for sale of subsidiary - GBC	-	-	391,988	392	62,326		62,718

Common shares returned and cancelled for sale of subsidiary - GBC	-	-	(1,455,000)	(1,455)	(260,445)		(261,900)

Net loss	-	-				(972,847)	(972,847)

Balance - August 31, 2019	1,200,000	$1,200	41,203,582	$41,203	$12,275,513	$(15,848,223)	$(3,530,307)

The accompanying notes are an integral part of these consolidated financial statements.

Life On Earth, Inc.
Consolidated Statements of Stockholders' Deficiency
For the three months ended August 31, 2018
(Unaudited)

	Series A Preferred		Common Stock		Additional Paid in	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	capital	Deficit	Deficiency

Balance - June 1, 2018	1,200,000	$1,200	23,581,586	$23,582	$5,793,569	$(6,798,340)	$(979,989)

Issuance of common shares for services	-	-	231,773	232	96,606	-	96,838

Issuance of common shares for deferred financing costs			757,500	757	519,782	-	520,539

Issuance of common shares for convertible debt			2,077,270	2,077	935,502	-	937,579

Issuance of common shared for acquisition of JCG	-		1,636,363	1,636	636,546	-	638,182

Contingent consideration for additional shares related to the acquisition of JCG					721,818	-	721,818

Net loss	-	-	-	-	-	(1,172,930)	(1,172,930)

Balance - August 31, 2018	1,200,000	$1,200	28,284,492	$28,284	$8,703,823	$(7,971,270)	$762,037

The accompanying notes are an integral part of these consolidated financial statements.

Life On Earth, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended August 31,
	2019	2018

Cash Flows From Operating Activities
Net loss	$(972,847)	$(1,172,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	266,992	147,182
Depreciation and amortization	23,000	-
Amortization of interest and financing costs	184,281	631,088
Provision for bad debts	(11,542)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	15,246	(32,636)
Inventory	18,771	71,819
Prepaid expenses and other current assets	77	(39,844)
Increase (decrease) in:
Accounts payable and accrued expenses	359,615	(190,821)
Cash (used)/provided by continuing operations	(106,407)	(586,142)
Cash (used)/provided by discontinuing operations	72,905	338,051
Cash (used)/provided from operating activities	(33,502)	(248,091)

Cash Flows From Investing Activities
Acquisition of subsidiaries, net of cash acquired	-	265
Cash paid upon sale of subsidiary	(50,000)	-
Cash provided by continuing investing activities	(50,000)	265

Cash Flows From Financing Activities
Repayment of loans payable	-	(205,000)
Repayment of notes payable	(26,041)	-
Proceeds from lines of credit, net of financing costs	30,000	-
Payment of lines of credit	(34,653)	-
Repayment of convertible notes payable	(3,025)	-
Proceeds from convertible notes payable, net of financing costs	-	670,000
Cash (used)/provided by financing activities	(33,719)	465,000
Cash (used)/provided by financing of discontinued operations	(32,436)	(121,167)
Cash (used)/provided from Financing Activities	(66,155)	343,833

Net Increase (decrease) in Cash and Cash Equivalents	$(149,657)	96,007

Cash and Cash Equivalents - beginning	156,156	189,317
Cash and Cash Equivalents - end	$6,499	$285,324

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$-	$15,853

Noncash investing and financing activities:

Common stock issued for accrued expenses	$-	$143,250
Common stock issued to satisfy note payable	$-	$150,000
Common stock issued for acquisition	$-	$638,182
Common stock issued for issuance of common shares with convertible debt as financing fee	$98	$520,539
Common stock issued for convertible debt	$125,000	$-
Common stock issued for sale of subsidiary	62,718	-

During the three months ended August 31, 2019 and 2018 respectively, the Company acquired certain business net assets (See Note 5 and 6)
Cash	$-	$265
Accounts receivable	-	167,700
Inventory	-	72,035
Intangible assets	-	1,185,000
Accounts payable	-	(65,000)
Net assets acquired	$-	$1,360,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.

Notes to Condensed Consolidated Financial Statements

August 31, 2019

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

On October 3, 2019 the Company announced its intention to expand its business as a Consumer Packaged Goods (“CPG”) company into the business to consumer (“B2C”) space of the cannabis marketplace. The Company believes having a direct relationship with consumers in the cannabis industry will allow it the best opportunity to leverage its brands such as Just Chill and continue to grow as a CPG company. There are no guarantees that the Company can successfully enter the cannabis marketplace and currently is in the exploratory stages of identifying potential acquisition targets. The Company believes entering the cannabis market will be complimentary to the current beverage business and will enhance the strategic focus in the health, wellness and active lifestyle space.

The accompanying consolidated financial statements include the financial statements of Life On Earth, Inc. (“LFER”) and its wholly owned subsidiaries, Victoria’s Kitchen, LLC (“VK”) and The Chill Group, LLC (“JC”). During 2019 LFER sold the Giant Beverage Company, Inc. (“GBC”) and their results are included as discontinued operations. During June 2019 the Company shut down the operations of Energy Source Distributors (“ESD”) and the results of ESD are included as discontinued operations in the financial statements.

LFER was incorporated in Delaware in April 2013 and acquired VK in October 2017, and JC in August 2018. The Company currently markets and sell beverages, primarily through third party distributors.

In July, 2016 we entered into a Stock Purchase and Sale Agreement to acquire all of the issued and outstanding common stock of ESD from its three founding shareholders. ESD provided wholesale distribution of specialty beverage products from its headquarters in Gilroy, California. The total purchase price for the acquisition was $450,000 in cash. On June 21, 2019, LFER made the determination to discontinue the operations of ESD and further focus on the brand portfolio. The results of operations from the ESD business are recorded as a discontinued operation in the financial statements.

On May 7, 2019, Life On Earth, Inc. (“LFER”), Giant Beverage, Inc. (“Giant”), and Frank Iemmiti and Anthony Iemmiti (“Frank and Anthony Iemmiti”) entered into a Dispute Resolution and Resale agreement that resolved all existing disputes between the two parties and resulted in the sale of the ownership of Giant to Frank and Anthony Iemmiti. On July 4, 2019, LFER and Frank and Anthony Iemmiti executed the amended Dispute Resolution and Resale Agreement. Under the terms of the agreement, LFER deposited $50,000 into an Attorney’s Trust Account, this was accrued for as of May 31, 2019. Frank and Anthony Iemmiti had a continuing obligation to provide LFER with all financial information of Giant (the “Giant Financial Information”) that LFER needed to complete its SEC reporting requirements. Having successfully filed of all SEC documents this money was released from the Attorney’s Trust account to Frank and Anthony Iemmiti. In addition, LFER paid to Frank and Anthony Iemmiti the additional stated consideration in the Settlement Agreement, specifically 391,988 shares of LFER stock which was valued at $62,718. The number of shares of which was determined by the closing price, $.16 per share, the day prior to execution of the Settlement Agreement (the “LFER Shares”). This amount was accrued for as of May 31, 2019. This released all current and future causes of actions and claims against LFER. At the closing, LFER sold the Giant Company to Frank and Anthony Iemmiti in exchange for their transfer to LFER of 1,455,000 Common Stock Shares previously held by Frank and Anthony Iemmiti. During the year ended May 31, 2019, the Company incurred a loss of $733,557 on the resale of GBC and recorded a charge of $169,942 related to the loss on discontinued operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Form 10-K as of May 31, 2019. Interim results are not necessarily indicative of the results of a full year.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the company satisfies a performance obligation

Because the Company’s agreements generally have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. The Company’s performance obligations are satisfied at the point in time when products are received by the customer, which is when the customer has title and the significant risks and rewards of ownership. Therefore, the Company’s contracts have a single performance obligation (shipment of product). The Company primarily receives fixed consideration for sales of product. Shipping and handling amounts are included in cost of goods sold. Sales tax and other similar taxes are excluded from net sales. Sales are recorded net of provisions for discounts, slotting fees payable by us to retailers to stock our products and promotion allowances, which are typically agreed to upfront with the customer and do not represent variable consideration. Discounts, slotting fees and promotional allowances vary from customer to customer. The consideration the Company is entitled to in exchange for the sale of products to distributors. The Company estimates these discounts, slotting fees and promotional allowances in the same period that the revenue is recognized for products sales to customers. The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates

Net Loss Per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As of August 31, 2019 and May 31, 2019, warrants and convertible notes payable could be converted into approximately 5,997,000 and 5,715,000 shares of common stock, respectively.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of August 31, 2019, and does not expect this to change significantly over the next 12 months.

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

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents.

At August 31, 2019 and May 31, 2019, the Company has cash and cash equivalents of $6,499 and $106,156 respectively. The May 31, 2019 balance is adjusted for cash in ESD that has been reclassed to assets from discontinued operations. At August 31, 2019 and May 31, 2019, cash equivalents were comprised of funds in checking accounts, savings accounts and money market funds.

Restricted cash refers to money that is held for a specific purpose and therefore not available to the company for immediate or general business use. Restricted cash as of May 31, 2019 included $50,000 in an escrow account for the resale of GBC. There was no restricted cash as of August 31, 2019. The restricted cash as of May 31, 2019 related to the sale of Giant Beverage Company and was released to the buyers as of July 5, 2019.

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

As of August 31, 2019 and May 31, 2019, the allowance for doubtful accounts was $12,608 and $24,150, respectively.

Inventory

Inventory consists of finished goods and raw material which are stated at the lower of cost (first-in, first-out) and net realizable value and include adjustments for estimated obsolete or excess inventory. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. Provisions for obsolete or excess inventory are recorded as cost of goods sold. As of August 31, 2019 and May 31, 2019 there was approximately $196,000 and $216,000 of inventory on hand, respectively.

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

Advertising

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to approximately $23,527 and $7,586 for the years ended August 31, 2019 and August 31, 2018, respectively.

Shipping and Handling

Shipping and handling costs are included in costs of goods sold.

Business combination

GAAP requires that all business combinations not involving entities or businesses under common control be accounted for under the acquisition method. The Company applies ASC 805, “Business combinations”, whereby the cost of an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued. The costs directly attributable to the acquisition are expensed as incurred. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total of cost of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the consolidated statements of operations and comprehensive income.

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment. The most significant variables in these valuations are discount rates, terminal values, the number of years on which to base the cash flow projections, as well as the assumptions and estimates used to determine the cash inflows and outflows. Management determines discount rates to be used based on the risk inherent in the related activity’s current business model and industry comparisons. Terminal values are based on the expected life of products and forecasted life cycle and forecasted cash flows over that period. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Any changes to provisional amounts identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined.

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

Level 3 inputs—Unobservable inputs for the asset or liability, which are supported by little or no market activity and are valued based on management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Recent Accounting Pronouncements

In July 2015, FASB issued ASU 2015-11, “Inventory. Simplifying the Measurement of Inventory.” This amendment requires companies to measure inventory at the lower of cost or net realizable value. The Company adopted this amendment in the current fiscal year, and the implementation did not have a material impact on the Company’s consolidated financial statements.

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-2, "Leases" (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate and manufacturing equipment, to recognize assets and liabilities on their balance sheets for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU will be effective for public entities beginning the first quarter 2019. During 2019 the Company sold the Giant Beverage Company which resulted in elimination of the company’s lease obligation related to that operation. The remaining lease obligation related to Energy Source Distributors which was terminated on July 31, 2019 reducing the remaining terms of the lease to 2 months. The Company has adopted ASU 2016-2 Leases which does not have material impact on Company’s financial statements.

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

In November 2018, the FASB issued new guidance to clarify the interaction between the authoritative guidance for collaborative arrangements and revenue from contracts with customers. The new guidance clarifies that, when the collaborative arrangement participant is a customer in the context of a unit-of-account, revenue from contracts with customers guidance should be applied, adds unit-of-account guidance to collaborative arrangements guidance, and requires, that in a transaction with a collaborative arrangement participant who is not a customer, presenting the transaction together with revenue recognized under contracts with customers is precluded. The Company does not have any collaborative arrangements or revenue from contracts and therefore Topic 808 does not have an impact on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 2 - BASIS OF REPORTING AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $15,848,000, has a working capital deficiency of approximately $4,093,000 and a net capital deficiency of approximately $3,530,000, which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. As of August 31, 2019, the Company did not have sufficient cash on hand to fund operations for the next 12 months. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and receive additional loans from third parties and related parties. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

Sales and Accounts Receivable

During the three months ended August 31, 2019, sales to 4 customers accounted for approximately 85% of the Company’s net sales. These four customers accounted for 41%, 19%, 15% and 10% respectively.

During the three months ended August 31, 2018, no customer accounted for more than 10% of the Company’s net sales.

Four customers accounted for approximately 62% of the Company’s accounts receivable as of August 31, 2019. These four customers accounted for 19%, 16%, 16% and 11% respectively. No one customers accounted for more than 10% of the Company’s accounts receivable as of August 31, 2018.

Note 4 – ESD DISCONTINUED OPERATIONS

On June 21, 2019 the Company made the decision to shut down the ESD operation. The Company made this decision to further concentrate its efforts and available resources on its core brands and any additional brands it acquires. This is the final stage for the Company as it divests its non-core assets. The results of operations have been reclassed to discontinued operations for the three months ended August 31, 2019 and the year ended May 31, 2019. The Company recognized a loss from discontinued operations of $71,610 for the three months ended August 31, 2019 related to the ESD operations. The Company recognized a loss from discontinued operations of $147,554 for the three months ended August 31, 2018 related to ESD operations.

Below are the results for the three months ended August 31, 2019 and August 31, 2018 for ESD

	3 Months Ended	3 Months Ended
	August 31, 2019	August 31, 2018
Sales, net	$5,911	$441,207
Cost of goods sold	16,303	343,863
Gross profit	(10,392)	97,344
Operating expenses	24,094	212,188

Loss from operations	(34,486)	(114,844)

Other expenses
Interest and financing costs	(8,074)	(32,710)
Loss of sale of fixed assets	(29,050)	-

Net Loss	(71,610)	(147,554)

The table below summarizes the net assets of the discontinued operations of ESD as of August 31, 2019.

Assets
Total assets	-
Liabilities	-
Accounts payable and accrued expenses	842,254
Lines of credit	42,034
Total Liabilities	884,288

The table below summarizes the net assets related to discontinued operations of ESD as of May 31, 2019

Assets
Cash and cash equivalents	$4,897
Accounts receivable	11,938
Inventory	16,303
Total Current assets	33,138
Equipment	31,250
Security deposits	5,245
Total Other assets	36,495
Liabilities
Accounts payable and accrued expenses	843,456
Lines of credit	37,560
Total current liabilities	881,016

Effective October 15, 2019, the Company retained and authorized an attorney to pursue and file for Chapter 7 bankruptcy protection related to the ESD wholly owned subsidiary. The Company expects the Chapter 7 bankruptcy filing to be completed in the near term.

Note 5 – GBC DISPUTE RESOLUTION AND SALE

On May 7, 2019, Life On Earth, Inc. (“LFER”), Giant Beverage, Inc. (“Giant”), and Frank Iemmiti and Anthony Iemmiti (“Frank and Anthony Iemmiti”) entered into a Dispute Resolution and Resale agreement that resolved all existing disputes between the two parties and resulted in the sale of the ownership of Giant to Frank and Anthony Iemmiti. On July 4, 2019, LFER and Frank and Anthony Iemmiti executed the amended Dispute Resolution and Resale Agreement. Under the terms of the agreement, LFER deposited $50,000 into an Attorney’s Trust Account, this was accrued for as of May 31, 2019. Frank and Anthony Iemmiti had a continuing obligation to provide LFER with all financial information of Giant (the “Giant Financial Information”) that LFER needed to complete its SEC reporting requirements. Having successfully filed of all SEC documents this money was released from the Attorney’s Trust account to Frank and Anthony Iemmiti. In addition, LFER paid to Frank and Anthony Iemmiti the additional stated consideration in the Settlement Agreement, specifically 391,988 shares of LFER stock which was valued at $62,718. The number of shares of which was determined by the closing price, $.16 per share, the day prior to execution of the Settlement Agreement (the “LFER Shares”). This amount was accrued for as of May 31, 2019. This released all current and future causes of actions and claims against LFER. At the closing, LFER sold the Giant Company to Frank and Anthony Iemmiti in exchange for their transfer to LFER of 1,455,000 Common Stock Shares previously held by Frank and Anthony Iemmiti. During the year ended May 31, 2019, the Company incurred a loss of $733,557 on the resale of GBC and recorded a charge of $169,942 related to the loss on discontinued operations.

Below are the results for the three months ended August 31, 2018 for GBC.

3 Months Ended
August 31, 2018

Sales, net	$837,987
Cost of goods sold	708,545
Gross profit	129,442

Operating expenses	202,786

Loss from operations	(73,344)

Other expenses
Interest and financing costs	(2,357)

Net Loss	(75,701)

The table below summarizes the net assets sold and the consideration paid for the sale of GBC as of February 28, 2019

Assets
Cash and cash equivalents	$19,915
Accounts receivable	62,458
Inventory	109,143
Equipment	54,255
Notes receivable	5,943
Goodwill	726,890
Intangible assets	422,003
Other assets	72,341
Total assets	1,472,948
Liabilities
Accounts payable and accrued expenses	405,222
Loans payable	42,645
Lines of credit	32,357
Current maturities of loan payable - stockholders	109,995
Total Liabilities	590,219
Other consideration paid to buyers
Cash	$50,000
391,988 Shares of Common stock at $.16 per share	62,718
Less: consideration paid by buyers
1,455,000 shares of the Company’s common stock at $0.18 per share	(261,900)
Loss on sale of subsidiary	(733,557)

Note 6 – JCG ACQUISITION

To support the company’s strategic initiatives, the Company acquired JCG and the JCG brands.

Effective August 2, 2018, the Company entered into an agreement (the “JCG Agreement”) to acquire all of the outstanding stock of JCG in exchange for 1,636,363 shares of the Company’s restricted common stock valued at $0.39 per share for a total value of approximately $638,000. If these shares are trading below $0.30 after August 2, 2019, the Company would be required to issue additional shares so that the value of the 1,636,363 shares plus these additional shares, with a floor price of $0.20, will be equal to $900,000. On August 2, 2019, the 12-month anniversary of the acquisition of JCG the Company determined that the LFER stock price closed below the contractual floor for remeasurement of the purchase consideration and additional consideration was due to the sellers. As of May 31,2019 the Company accrued approximately $383,000 to reflect the change in fair value of the contingent consideration related to the acquisition. No additional accrual was required at August 31, 2019. The contingent shares have not been issued as of the end of the quarter and are still outstanding.

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

The intangibles related trademarks and copyrights acquired in the JC acquisition and are being amortized over a 5-year period. For the period ended August 31, 2019 the Company recorded amortization expense of $23,000 related to the JC intangibles. The balance of the intangibles related to the JC acquisition as of August 31, 2019 was $368,000.

Note 7 – INTANGIBLE ASSETS

Intangible assets as of August 31, 2019 and May 31, 2019 were as follows:

	Three months ended August 31, 2019	Year ended May 31, 2019
Intangible assets:
Trademarks and copyrights	$569,375	$1,560,000

Less: accumulated amortization:
Trademarks and copyrights (1)	201,375	178,375
Less: Impairment	-	990,625
Net book value at the end of the year	$368,000	$391,000

_________

(1)

is net of amortization of intangible assets related to the ESD acquisition which have been reclassified to discontinued operations as of August 31, 2019 and May 31, 2019 on the consolidated balance sheet.

The Company amortizes its intangible assets using the straight-line method over a period ranging from 5-10 years. The Company reviews its intangible assets when there are indications of performance issues. During fiscal 2019, the JCG brands did not perform at the level we anticipated. There were sales milestones that the Company was not able to achieve. The Company did not have the resources to put behind the brand during 2019 and this had a direct impact on its performance. The Company has reorganized its focus on brands like JCG and expect that performance to improve during fiscal 2020, provided it can properly fund the operations. Based on this review and analysis, the Company recorded an impairment charge of $725,000 against the intangibles recorded related to the acquisition of JCG. In addition, as a result of the shutdown of the ESD operations in June 2019, the remaining unamortized intangible assets related to the ESD acquisition of $265,625 was written off as of May 31, 2019.

Amortization expense for the three months ended August 31, 2019 and the three months ended August 31, 2018 was approximately $23,000 and $0, respectively.

Amortization for the three months ended August 31, 2018 of $34,725 is included in discontinued operations.

The annual estimated amortization expense for intangible assets for the five succeeding years is as follows:

For the years ended August 31,
2020	$92,000
2021	92,000
2022	92,000
2023	92,000
$368,000

Note 8 – NOTES PAYABLE

Issue Date	Maturity Date	Interest Rate	Original Amount	Original Issue Discount	Fee	Proceeds	Accumulated Payments as of August 31, 2019	Notes	Balance August 31, 2019	Unamortized Capitated Finance Costs and Original Issue Discount at August 31, 2019

10/29/2018	11/15/2019	0.0%	$131,250	$6,250	$—	$125,000	$—		$131,250	$20,310

5/16/2019	2/16/2020	7.0%	$75,000	$—	$—	$75,000	$—		$75,000	$37,082

3/21/2019	3/20/2020	0.0%	$312,500	$62,500	$6,000	$244,000	$52,083		$260,417	$34,746

2/27/2019	2/27/2020	0.0%	$312,500	$62,500	$6,000	$244,000	$91,206		$221,294	$30,722

							Total		$687,961	$122,860
							Per Balance Sheet			$565,101

Issue Date	Maturity Date	Interest Rate	Original Amount	Original Issue Discount	Fee	Proceeds	Accumulated Payments as of May 31, 2019	Notes	Balance May 31, 2019	Unamortized Capitated Finance Costs and Original Issue Discount at May 31, 2019

10/29/2018	11/15/2019	0.0%	$131,250	$6,250	$—	$125,000	$—		$131,250	$44,851

5/16/2019	2/16/2020	7.0%	$75,000	$—	$—	$75,000	$—		$75,000	$57,308

3/21/2019	3/20/2020	0.0%	$312,500	$62,500	$6,000	$244,000	$52,083		$260,417	$50,371

2/27/2019	2/27/2020	0.0%	$312,500	$62,500	$6,000	$244,000	$65,115		$247,385	$46,397

							Total		$714,052	$198,927
							Per Balance Sheet			$515,125

On October 29, 2018, the Company issued a Secured Promissory Note (“SPN”), in the principal amount of $125,000 which matures on November 15, 2019. The SPN does not bear interest. The SPN was issued with a 5% original issue discount. The Company will repay the SPN note holder in 12 equal monthly installments of $10,938 beginning December 15, 2018. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 100,000 restricted shares of the Company’s common stock as of the date of the SPN at $0.32 per share and is obligated to issue an additional 100,000 shares, 180 days from the date of the SPN and an additional 100,000 shares, 270 days from the date of the SPN. As a result of this transaction, the Company recorded a deferred finance cost of $102,250, which is amortized over the life of the SPN, and of which $23,000 was amortized during the three months ended August 31, 2019.

On February 27, 2019, the Company issued a Secured Note (“SN”), in the principal amount of $312,500 which matures on February 27, 2020. The SN does not bear interest. The SN was issued with a 20% original issue discount. The Company will repay the SN note holder in 12 equal monthly installments of $26,042 which began in March 2019. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 250,000 restricted shares of the Company’s common stock as of the date of the SN at $0.4099, and the Company recorded a charge to finance expense in the amount of $102,475. In addition, as a result of this transaction, the Company recorded a deferred finance cost of $62,500, which is being amortized over the life of the SN, and of which $15,625 was amortized during the three months ended August 31, 2019.

 On March 21, 2019, the Company issued a 2nd Secured Note (“2-SN”), in the principal amount of $312,500 which matures on March 21, 2020. The 2-SN does not bear interest. The 2-SN was issued with a 20% original issue discount. The Company will repay the 2-SN note holder in 12 equal monthly installments of $26,042 which began in April, 2019. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 250,000 restricted shares of the Company’s common stock as of the date of the 2-SN at $0.365, and the Company recorded a charge to finance expense in the amount of $91,250. In addition, as a result of this transaction, the Company recorded a deferred finance cost of $62,500, which is being amortized over the life of the 2-SN, and of which $15,625 was amortized during the three months ended August 31, 2019.

On May 16, 2019, the Company issued a Second Secured Promissory Note (“2-SPN”), in the principal amount of $75,000 which matures on February 16, 2020. The 2-SPN bears interest at an annual rate of 7% and is due on maturity. As additional consideration for the funding of the 2-SPN, the Company has issued an aggregate of 37,500 restricted shares of the Company’s common stock as of the date of the 2-SPN at $0.40 per share and is obligated to issue an additional 37,500 shares, 180 days from the date of the 2-SPN and an additional 37,500 shares, at maturity. The company recorded interest expense of $1,313 for the three months ended August 31, 2109. As a result of this transaction, the Company recorded a deferred finance cost of $60,679, which is being amortized over the life of the 2-SPN, of which $20,226 was amortized during the three months ended August 31, 2019.

As of August 31, 2019, future principal payments of the note payable were approximately as follows:

For the twelve months ending August 31,

2020	$687,961

Note 9 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the Company’s convertible notes payable as of August 31, 2019:

	August 31, 2019
	Unamortized deferred finance costs and original issue discount	Principal	Net
The 2016 Notes	$-	2,975	$2,975
2017 NPA Notes	$-	737,500	$737,500
The 2nd Note Offering	$39,695	(1)355,000	$315,305
	$39,695	1,095,475	$1,055,780

(1)

$190,000 of these convertible notes have past their maturity date as of August 31, 2019. $30,000 of these notes (2) have been extended for an additional 12 months and are now current. One of these notes is in default as the holder has submitted a request for payment and declared in default by the note holder.

On September 12, 2019 the Company was served with a summons from the Supreme Court of the State of New York to answer a complaint filed by the Gankaku Living Trust (“Gankaku”) (Gankaku Living Trust v. Life on Earth Inc., Supreme Court of New York, No.655189/2019) claiming a breach of contract and default upon the Note.

The Note was issued to the Gankaku Living Trust (“Gankaku”) by the Company on May 24, 2018 with an original maturity date of May 24, 2019. This maturity date of this note was extended on May 24, 2019 until June 24, 2019. The Company paid the outstanding interest on the note of $7,000 as part of this extension. On June 25, 2019, Gankaku’s legal counsel sent a demand letter to the Company requesting payment in full under the terms of the convertible note, of which the Company had 10 business days to pay the outstanding balance or the note would be in default. On July 17, 2019 the Gankaku’s counsel sent the Company’s counsel an official notice of default for the note and demanded the immediate issuance of Common Stock per the convertible note agreement and also demanded that the Company make all of its assets available to the Gankaku Living Trust as collateral.

The Company has retained counsel to represent the Company during these proceedings. Prior to the filing of the Complaint, the Company responded to the Gankaku confirming that Gankaku can exercise their rights to have shares issued to settle the outstanding debt, but that once the shares are issued the Company’s obligations have been met and the Company does not have to make its assets available for collection since the debt would have been settled with the issuance of the shares. Resolution of this matter is pending acceptance of the shares by Gankaku and a related settlement or the results of the litigation.

The following table summarizes the Company’s convertible notes payable as of May 31, 2019

	May 31, 2019
	Unamortized deferred finance costs and original issue discount	Principal	Net
The 2016 Notes	$-	6,000	$6,000
2017 NPA Notes	$52,978	737,500	$684,522
The 2nd Note Offering	$80,300	455,000	$374,700
	$133,278	1,198,500	$1,065,222

The 2016 Notes

During the quarter ended November 30, 2016 the Company entered into Convertible Promissory Note Agreements (The “Convertible Notes”) with seven (7) individuals (“Holders”) pursuant to which they purchased the Company’s unsecured fixed price convertible promissory notes in the aggregate principal amount of $803,000. The Convertible Notes carry interest at the rate of 5% per annum and mature at various dates through November 7, 2017. The Convertible Notes were issued with a 10% original issue discount. As additional consideration for the purchase of the Convertible Notes, the Company has issued an aggregate of 1,790,000 shares of its common stock to the Holders, during March 2017. Pursuant to the Convertible Notes, the Company issued common stock purchase warrants (the “Warrants”). The Warrants allow the Holders to purchase up to an aggregate of 730,000 shares of the Company’s common stock at an exercise price of $0.85 per share until September 30, 2021. Also, under the terms of the Convertible Notes, the Company and the Holders entered into a registration rights agreement covering the 1,790,000 shares issued. Pursuant to the terms of the registration rights agreement, the Company has filed a registration statement with the U.S. Securities and Exchange Commission covering up to an aggregate of 6,033,131 shares of the Company’s common stock. The registration became effective on March 29, 2017.

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

During the three months ended August 31, 2019, the Company paid one convertible note holder $3,025 of principal.

As of August 31, 2019, and May 31, 2019, the outstanding balance of the Convertible Notes was $2,975 and $6,000, respectively.

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

On January 26, 2018, the Company entered into an NPA, pursuant to which the Company issued a Note in the amount of $125,000 (the “Note Purchase”). The Note bears interest at 7% per annum and matures on January 26, 2019. In connection with the NPA, the Company and the Purchaser also entered into a Side Letter, pursuant to which, as additional consideration for the NPA, the Company agreed to (i) pay to the Purchaser, the first $125,000 in cash proceeds received by the Company in connection with a NPA from third parties unaffiliated with the Purchaser (the “Cash Payment”) shall be used to reduce the amount due to the Purchaser under the $175K Note , and (ii), with certain exceptions, not issue any shares of common stock or other securities convertible into shares of common stock unless and until the Cash Payment has been made in full. In January 2019, the $125,000 note which was issued on January 26, 2018 plus accrued and unpaid interest amounting to $8,654 was converted into 891,026 shares of the Company’s common stock at $0.15 per share. As of August 31, 2019 and May 31, 2019, the outstanding balance was $0.

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

In July 2018, the Company (i) issued 500,000 common shares to note holder at a conversion price of $0.175 per share, to cancel $87,500 of principal amount due by the Company regarding the $175K Note; (ii) issued 300,000 shares at $0.175 per share to the note holder representing 100,000 shares per month penalty for the 3 month period from February 2018 through April 2018; (iii) paid the note holder an aggregate of $19,250 representing 4 months of accrued interest due by the Company from January 2018 through April 30, 2018 regarding the $650K and the $175K Notes; and, (iv) shall issue 196,677 shares to the note holder representing the remainder of interest due through December 31, 2018, representing $4,302 per month due on the total principal amount due of $737,500. As a result of these transactions, the Company recorded finance costs of $52,977 and $94,755, during the three months ended August 31, 2019 and August 31, 2018, respectively.

As of August 31, 2019, and May 31, 2019, the outstanding balance was $737,500 and 737,500, respectively.

Accrued and unpaid interest expense on the NPA of $12,906 was recorded by the Company during the three months ended August 31, 2019 and is reported as accounts payable and accrued expenses.

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

The Second Note offering

In May 2018, the Company offered an NPA, in the aggregate amount of up to $500,000 (the “2nd Note Offering”) and, as of August 31, 2019, issued secured convertible promissory notes to eighteen (18) investors under the terms of the 2nd Note Offering in the aggregate amount of $830,000.

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

As a result of this transaction, the Company recorded deferred finance costs in the aggregate amount of $587,869, of which, $40,605 was amortized during the three months ended August 31, 2019.

During the three months ended August 31, 2019, one (1) investor converted $100,000 of notes plus $10,088 of interest into 833,333 shares of common stock at $.15 per share. As a result of this transaction the Company recorded a finance cost of $14,917. During the three months ended August 31, 2018 there were no conversions under the second offering.

As of August 31, 2019, and May 31, 2019, the outstanding balance was $355,000 and $455,000, respectively.

As of August 31, 2019, future principal payments of the convertible notes payable were approximately as follows:

For the twelve months ending August 31,

2020	$1,095,475

Note 10 – LINES OF CREDIT

In April 2017, the Company entered into three credit lines with a small business lender that allows the Company to borrow up to $35,000 and bears interest at 94% per annum. The facilities require weekly payments of principal and interest. At May 31, 2019 the aggregate outstanding balance was $34,732. At August 31, 2019 the aggregate outstanding balance was $29,848.

As of August 31, 2019, the future principal payments of our lines of credit were as follows:

For the twelve months ending August 31,

2020	$29,848

Note 11 – CAPITAL STOCK

As of August 31, 2019, the authorized common stock of the Company was 100,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. At August 31, 2019 and August 31, 2018, respectively, there were 41,203,582 and 28,284,492 shares of common stock outstanding and 1,200,000 shares of preferred stock outstanding.

Preferred Stock

The Preferred Stock has the following rights and privileges:

Voting – One share of preferred stock has the equivalent voting rights as 50 shares of common stock.

Other rights and preferences may be determined from time to time by the Board of Directors of the Company.

Preferred shares outstanding Preferred Shares	August 31, 2019
Shares Outstanding
Fernando Oswaldo Leonzo	600,000
Robert Gunther	300,000
Jerry Gruenbaum	100,000
John Romagosa	200,000
Total	1,200,000

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

Shares of common stock issued for services

The Company issues shares of common stock in exchange for services provided by select individuals and or vendors. During the three months ended August 31, 2019 and August 31, 2018 the Company issued 1,125,386 and 231,773 shares respectively.

Warrants

Warrants outstanding

		3 months ended August 31, 2019		3 months ended August 31, 2018
		Weighted		Weighted
		Average		Average
	Warrants	Exercise price	Warrants	Exercise price
Outstanding	1,745,000	$0.85	745,000	$0.85
Granted – JCG acquisition	-	-	1,000,000	0.85
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding	1,745,000	$0.85	1,745,000	$0.85

Exercisable at year end	1,745,000	$0.85	1,745,000	$0.85

Warrants		Strike
Underlying Shares	Expiration	Price
400,000	September 30, 2021	$0.85
165,000	October 7, 2021	$0.85
1,000,000	August 2, 2020	$0.85
30,000	September 20, 2021	$0.85
150,000	September 29, 2021	$0.85
1,745,000

Note 12 - COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of ESD, the Company assumed a lease for approximately 13,000 square feet of warehouse space located in Gilroy, California at a base rent of $5,248 per month. The lease terminates on June 30, 2021. In addition, the Company entered into an employment agreement with a general manager, for a period of one year at a cost of $58,000. The employment agreement expired in July 2017. During June of 2019 the Company made the decision to cease operations and shut down ESD. As part of this shut down the Company and the landlord agreed to find a new tenant for the facility. The landlord has leased the property to a third party and the Company’s obligation under the lease ended effective August 1, 2019.

Rent expense for the three months ended August 31, 2019 and the year ended August 31, 2018 totaled $1,466 and $998, respectively.

Note 13 - INCOME TAXES

The deferred tax attributes consist of the following:

	August 31, 2019	May 31, 2019
Net operating loss carryforward	$4,029,000	$3,698,000
Stock based compensation	1,323,000	1,185,000
Valuation allowance	(5,352,000)	(4,883,000)
Deferred tax asset, net	$—	$—

For the three months ended August 31, 2019, the valuation allowance increased by approximately $469,000.

On December 22, 2017, the enactment date, the Tax Cuts and Jobs Act (“Act”) was signed into law. The Act enduringly reduces the top corporate tax rate from 35 percent to a flat 21 percent beginning January 1, 2018 and eliminates the corporate Alternative Minimum Tax. The Company has adjusted its deferred tax calculations to reflect this reduction in its tax rate.

The deferred tax asset differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

Effective Income Tax Rate Reconciliation
	2019	2018
Federal Rate	21%	21%
State Rate	6%	6%
Valuation Allowance	(27)%	(27)%
Effective income tax rate	0%	0%

As of August 31, 2019, the Company has net operating loss carryforwards of approximately $16,000,000 to reduce future federal and state taxable income.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examinations

Note 14 - RELATED PARTY TRANSACTIONS

In October 2013, we signed a distribution agreement with Gran Nevada Beverage , Inc. (“Gran Nevada”), an entity related through common management and ownership. During the three months ended August 31, 2019 and August 31, 2018, the Company sold $0 and $40,877 respectively. These products were produced by a third party copacker and were not purchased from Gran Nevada. The availability of third party copackers that can produce an Horchata are limited and it directly impacts sales. As there is currently no copacking available for this product the Company does not know if they will be able to produce this product again in the future.

Note 15 - SUBSEQUENT EVENTS

On September 10, 2019, the Company entered into a convertible promissory note agreement with an accredited investor for the principal amount of $110,000. The convertible note has a maturity date of September 10, 2020 with an original issue discount rate of 10% or $11,000. The Company received net proceeds of $99,000 for this transaction.

On September 12, 2019 the Company was served with a summons from the Supreme Court of the State of New York to answer a complaint filed by the Gankaku Living Trust (“Gankaku”) (Gankaku Living Trust v. Life on Earth Inc., Supreme Court of New York, No.655189/2019) claiming a breach of contract and default upon the Note.

The Note was issued to the Gankaku Living Trust (“Gankaku”) by the Company on May 24, 2018 with an original maturity date of May 24, 2019. This maturity date of this note was extended on May 24, 2019 until June 24, 2019. The Company paid the outstanding interest on the note of $7,000 as part of this extension. On June 25, 2019, Gankaku’s legal counsel sent a demand letter to the Company requesting payment in full under the terms of the convertible note, of which the Company had 10 business days to pay the outstanding balance or the note would be in default. On July 17, 2019 the Gankaku’s counsel sent the Company’s counsel an official notice of default for the note and demanded the immediate issuance of Common Stock per the convertible note agreement and also demanded that the Company make all of its assets available to the Gankaku Living Trust as collateral.

The Company has retained counsel to represent the Company during these proceedings. Prior to the filing of the Complaint, the Company responded to the Gankaku confirming that Gankaku can exercise their rights to have shares issued to settle the outstanding debt, but that once the shares are issued the Company’s obligations have been met and the Company does not have to make its assets available for collection since the debt would have been settled with the issuance of the shares. Resolution of this matter is pending acceptance of the shares by Gankaku and a related settlement or the results of the litigation.

On September 23, 2019, the Company entered into a convertible promissory note agreement with an accredited investor for the principal amount of $287,500. The convertible note has a maturity date of September 23, 2020 with an annual interest rate of 10%. The Company incurred legal fees of $12,500 and broker fees of $25,000 and received net proceeds of $250,000 for this transaction.

On September 25, 2019, the Company retained and authorized the services of The VC Law Group to file a Chapter 7 bankruptcy of its wholly owned subsidiary, ESD. The Company expects the Chapter 7 bankruptcy to be filed in the near term.

On October 4, 2019 the Company executed an addendum to a matured promissory note with an investor.  This note had an original maturity date of August 23, 2019 and was extended until June 1, 2020.  In exchange for this extension the interest rate on the note was increased from 7% to 9%.  As consideration to the note Holder for the extension, the Company issued the Holder 22,500 shares of restricted common stock.

On October 14, 2019, William Hayde resigned as our Independent Director pursuant to a Separation and Mutual Release Agreement, which agreement provides that the Company will issue Mr. Hayde 140,449 shares of restricted common shares and $6,250 to compensate him for his time served.  Further, the Agreement provides that William Hayde resigned for personal reasons and not as a result of a disagreement with the Company on any matter relating to its operations, policies, or practices.

On October 14, 2019, Jeffrey Guzy resigned as our Independent Director, pursuant to a Separation and Mutual Release Agreement, which agreement provides that the Company will issue Jeffrey Guzy 84,269 shares of restricted common shares to compensate him for his time served. .Further, the Agreement provides that Jeffrey Guzy resigned for personal reasons and not as a result of a disagreement with the Company on any matter relating to its operations, policies, or practices.

The Company is looking to expand its CPG business into the cannabis market segment, to complement its existing brand portfolio, and in connection therewith is looking to add expertise in that segment to its Board of Directors.

On September 3, 2019 the Company issued 958,331 restricted shares of the Company’s common stock (the “Restricted Shares”) to a former member of the Company’s Board of Directors, Bassam Damaj (“Director”) pursuant to an agreement executed on August 17, 2019.

In addition to the shares issued to the former Director, the Company has issued additional shares since August 31, 2019. The Company issued 255,107 shares for services performed for the Company, 165,000 shares were issued related to a convertible note, 428,570 shares were issued to members of the Board of Directors and 22,500 shares were issued as consideration. The total issuance of shares after quarter end totaled 1,829,508.

ITEM 2. MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD LOOKING STATEMENTS

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

Our management team has over 50 years of combined experience in the food and beverage industry. To further enhance the product portfolio of LFER we have acquired additional brands. In October 2017 LFER acquired Victoria’s Kitchen, LLC (“VK”) and on August 2, 2018 the Company acquired the Just Chill brand through an acquisition of the Chill Group LLC. While LFER also had Direct Store Delivery (“DSD”) companies with the previous acquisitions of the Energy Sources Distributors, Inc. and the Giant Beverage Company the revised focus of the Company is on our brands. To allow the Company to focus its resources on their brands, LFER executed a sale of the Giant Beverage Company effective March 1, 2019. In June 2019, LFER made the decision to discontinue the ESD operation to further concentrate its efforts and available resources to its core brands and any additional brands it acquires.

Corporate Overview

Life On Earth, Inc. was incorporated in April 2013.

In October 2013, we signed a distribution agreement with Gran Nevada Beverage , Inc. (“Gran Nevada”), an entity related through common management and ownership. The agreement provides us with the right to sell and distribute Gran Nevada’s beverages in the United States with purchase prices at the then applicable wholesale prices charged to Gran Nevada’s distributors. The agreement was for an initial term of five years with automatic renewals of successive five-year terms unless terminated. We initiated sales and distribution operations in March 2014. This agreement was renewed for an additional 5 years as per the agreement. During the three months ended August 31, 2019 and August 31, 2018, the Company sold $0 and $40,877 respectively. These products were produced by a third party copacker and were not purchased from Gran Nevada. The availability of third party copackers that can produce an Horchata are limited and it directly impacts sales. As there is currently no copacking available for this product the Company does not know if they will be able to produce this product again in the future.

In July, 2016, we entered into a Stock Purchase and Sale Agreement to acquire all of the issued and outstanding common stock of Energy Sources Distributors, Inc. (“ESD”) from its three founding shareholders. On June 21, 2019, LFER made the determination to discontinue the operations of ESD and further focus on the brand portfolio. The operations of ESD was discontinued in fiscal 2020 and has been reflected in the financial statements.

In October 2017, LFER acquired Victoria’s Kitchen, LLC (“VK”). VK is a specialty beverage company that makes exceptional European-inspired drinks. VK’s beverages are natural and all the beverages are Gluten-Free, GMO-Free, Dairy-Free, Vegan and contain no artificial ingredients or preservatives.

On April 30, 2018 , LFER acquired The Giant Beverage Company Inc. (“Giant” or “GBC”). Giant is a Direct Store Delivery (DSD) business that covers the five boroughs of New York City under an eight-route distribution system. GBC serviced over 600 accounts in the five boroughs. Giant services mainly independent retailers but was expanding to service authorized chain accounts.

On May 7, 2019, Life On Earth, Inc. (“LFER”), Giant Beverage, Inc. (“Giant”), and Frank Iemmiti and Anthony Iemmiti (“Frank and Anthony Iemmiti”) entered into a Dispute Resolution and Resale agreement that resolved all existing disputes between the two parties and resulted in the sale of the ownership of Giant to Frank and Anthony Iemmiti. On July 4, 2019, LFER and Frank and Anthony Iemmiti executed the amended Dispute Resolution and Resale Agreement. Under the terms of the agreement, LFER deposited $50,000 into an Attorney’s Trust Account, this was accrued for as of May 31, 2019. Frank and Anthony Iemmiti had a continuing obligation to provide LFER with all financial information of Giant (the “Giant Financial Information”) that LFER needed to complete its SEC reporting requirements. Having successfully filed of all SEC documents this money was released from the Attorney’s Trust account to Frank and Anthony Iemmiti. In addition, LFER paid to Frank and Anthony Iemmiti the additional stated consideration in the Settlement Agreement, specifically 391,988 shares of LFER stock which was valued at $62,718. The number of shares of which was determined by the closing price, $.16 per share, the day prior to execution of the Settlement Agreement (the “LFER Shares”). This amount was accrued for as of May 31, 2019. This released all current and future causes of actions and claims against LFER. At the closing, LFER sold the Giant Company to Frank and Anthony Iemmiti in exchange for their transfer to LFER of 1,455,000 Common Stock Shares previously held by Frank and Anthony Iemmiti. During the year ended May 31, 2019, the Company incurred a loss of $733,557 on the resale of GBC and recorded a charge of $169,942 related to the loss on discontinued operations.

Sales and Distribution

The Company currently markets and sells mainstream functional beverage products through third party Direct Store Delivery platforms as well as through other distributors including KeHe Distributors, LLC (“KeHe”) and United Natural Foods, Incorporated “UNFI”. KeHe has a distribution network in more than 30,000 stores across North America. UNFI is a distributor of natural and organic foods, specialty foods, and related products in the United States and Canada.

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

Competition

LFER is a Consumer-Packaged Goods (“CPG”) company primarily focused in the beverage category. What sets us apart in the industry, is our consolidated corporate structure that handles all aspects of sales, marketing and proprietary distribution from a centralized location. The LFER platform is built for accelerating emerging growth brands in the United States by leveraging sales, supply chain, and distribution relationships. At LFER, we are forward-thinking. We have identified ways to build out distribution channels that are more flexible and responsive to today’s needs.

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

On October 3, 2019 the Company announced its intention to expand its business as a Consumer Packaged Goods (CPG) company into the business to consumer (B2C) space of the cannabis marketplace. The Company believes having a direct relationship with consumers in the cannabis industry will allow it the best opportunity to leverage its brands such as Just Chill and continue to grow as a CPG company. There are no guarantees that the Company can successfully enter the cannabis marketplace and currently is in the exploratory stages of identifying potential acquisition targets.

Employees

The Company currently has 5 full-time employees. Certain positions are being filled with paid independent contractors or insider owners who do not receive cash compensation but may receive stock compensation. In certain regions of the United States, we utilize the services of direct sales and distribution companies, which sell our products through their distribution channels. This can mitigate the need for a large sales and merchandising force. The Company also outsources its logistics to third-parties, which can reduce the need for employees in these roles.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company incurred a net losses from inception of approximately $15,848,000, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities.

At August 31, 2019, we had cash on hand of approximately $6,449 and an accumulated deficit of approximately $15,848,000. See “Liquidity and Capital Resources.”

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

Trade Spend and Promotion Expenses

Throughout the year, we run trade spend and promotional programs with distributors and retailers to help promote on-shelf discounts to our consumers. Additionally, in more limited instances, we enter into customer marketing agreements or various other slotting arrangements. The provisions for discounts, slotting fees and promotion allowances is recorded as an offset to sales and shown net on the consolidated statement of operations. Estimates are made to accrue for amounts that have not yet been invoiced in the month that the program occurs, or in the case of slotting, when the commitment is made.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill and other intangibles are reviewed for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the asset. If, on the basis of qualitative factors, it is considered more likely than not that the fair value of the asset is greater than the carrying amount, further testing of goodwill for impairment is not required. If the carrying amount of the asset exceeds the asset’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that asset. Identifiable intangible assets acquired in business combinations are recorded at the estimated acquisition date fair value. Finite lived intangible assets are amortized over the shorter of the contractual life or their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated. As part of the Company’s annual review of goodwill and intangibles we performed a detail analysis of the intangibles recorded as they relate to the acquisitions of JC and VK. Based on this analysis, the Company recorded an impairment charge of $725,000 related to the JC acquisition as of May 31, 2019. During the three months ended August 31, 2019 the Company recorded 23,000 of amortization expense of intangibles leaving an unamortized balance of $368,000 as of August 31, 2019. The Company also wrote off the goodwill recorded in the GBC acquisition, in the amount of $726,890, as part of the resale of the GBC business. The balance of goodwill as of August 31, 2019 is $195,000.

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

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended August 31, 2019 the Company did not raise any capital from external investors. Subsequent to the three months ended August 31, 2019 the Company entered into a convertible promissory note agreement with an accredited investor for the principal amount of $110,000. The convertible note has a maturity date of September 10, 2020 with an original issue discount rate of 10% or $11,000. The Company received net proceeds of $99,000 for this transaction. On September 23, 2019, the Company entered into a convertible promissory note agreement with an accredited investor for the principal amount of $287,500. The convertible note has a maturity date of September 23, 2020 with an annual interest rate of 10%. The Company incurred legal fees of $12,500 and broker fees of $25,000 and received net proceeds of $250,000 for this transaction.

During the three months ended August 31, 2018, the Company received $670,000 under the terms of the 2nd Note Offering.

CASH FLOW

Our primary sources of liquidity have been cash from sales of shares, the issuance of convertible promissory notes and line of credit. We plan on continuing to raise capital and borrow funds to finance current operations and future growth.

WORKING CAPITAL

As of August 31, 2019, the Company had total current assets of approximately $264,000 and total current liabilities of approximately $4,357,000 resulting in negative working capital of approximately $4,093,000.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2019 AND AUGUST 31, 2018:

Sales

Sales for the three months ended August 31, 2019 were approximately $32,000 compared to $75,000 for the three months ended August 31, 2018. The reduction in sales in 2019 of $43,000 related to the sale of Horchata in the LFER division. During the three months ended August 31, 2019 and 2018 the sales for LFER were $0 and $41,000 respectively. During the three months ended August 31, 2019 the Company did not have any inventory of the Horchata product available to sell resulting in the $0 of sales for the period. The sales figures for both periods do not reflect sales from the ESD division as they were included in discontinued operations for both periods.

Gross Profit

Gross profit during the three months ended August 31, 2019 was 37% compared to 14% for the three months ended August 31, 2018. The improvement in profit related to write offs of obsolete inventory being recorded during the three months ended August 31, 2018.

Operating Expenses

Operating expenses for the three months ended August 31, 2019 were approximately $704,000 as compared to approximately $312,000 for the period ended August 31, 2018. The increase in operating expenses of approximately $390,000 was primarily related to an increase of approximately $111,000 in salary and benefits, an increase of approximately $118,000 of professional fees and an increase of approximately $171,000 of share based compensation in 2019 compare to 2018.

Other Expense

During the three months ended August 31, 2019, the Company recorded interest and finance costs of approximately $210,000, as compared to $647,000 during the three months ended August 31, 2018. Interest and financing costs primarily result from the amortization of deferred financing cost balances that were incurred by the Company to finance operations.

The Company also incurred expenses of approximately $72,000 related to the discontinuance of the ESD operation for the three months ended August 31, 2019. For the three months ended August 31, 2018 the Company incurred approximately $223,000 of expenses related to discontinued operations of which approximately $76,000 related to ESD and approximately $147,000 related to GBC.

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

As of August 31, 2019, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of August 31, 2019, is a result of not having adequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2019 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 12, 2019, the Company was served with a summons from the Supreme Court of the State of New York to answer a complaint filed by the Gankaku Living Trust ("Gankaku") with regards to the matured outstanding convertible note (the "Note") issued to Gankaku from the Company on May 24, 2018 with an original maturity date of May 24, 2019. This maturity date of the Note was extended on May 24, 2019 until June 24, 2019. The Company paid the outstanding interest on the note of $7,000 as part of this extension. On June 25, 2019, a demand letter was sent to the Company requesting payment in full under the terms of the Note. The Company had 10 business days to pay the outstanding balance or the note would be in default. On July 17, 2019, Gankaku's counsel sent the Company’s counsel an official notice of default for the Note and demanded the immediate issuance of Common Stock per the Note and also demanded the Company make all of its assets available to Gankaku as collateral. The Company has retained counsel to represent the Company during these proceedings. The Company has responded to Gankaku confirming that Gankaku can exercise its rights to have shares issued to settle the outstanding debt but that once the shares are issued the obligations of the Company have been met and the Company does not have to make its assets available for collection as the debt would have been settled with the issuance of the shares. Resolution of this matter is pending acceptance of the shares by Gankaku and related settlement or in litigation.

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

Life On Earth, Inc

Date: October 18, 2019	By:	/s/ Fernando Oswaldo Leonzo
Fernando Oswaldo Leonzo
Chief Executive Officer, and Chairman of the Board
(Principal Executive Officer)

Date: October 18, 2019	By:	/s/ Peter Dacey
Peter Dacey
Chief Financial Officer

