Form 10-Q
period 2019-11-30
Life On Earth, Inc.
filed 2020-03-09
CIK 1579010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant’s common stock was 46,558,530 as of March 4, 2020.

Life On Earth, Inc.

Form 10-Q
TABLE OF CONTENTS

Life On Earth, Inc.

Condensed Consolidated Balance Sheets

	November 30,	May 31,
	2019	2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$49,211	$106,156
Restricted cash	—	50,000
Accounts receivable, net of allowance for doubtful accounts of $12,608 and $24,150 as of November 30, 2019 and May 31, 2019, respectively	26,850	31,541
Inventory	30,293	215,503
Prepaid expenses	—	77
Other receivable	—	261,900
Current assets of discontinued operations	—	33,138
Total current assets	106,354	698,315

Other Assets
Goodwill	50,000	195,000
Intangible assets, net of accumulated amortization of $115,000 and $178,375 as of November 30, 2019 and May 31, 2019, respectively	195,000	391,000
Other assets of discontinued operations	—	36,495

Total Assets	$351,354	$1,320,810

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$1,392,301	$1,182,402
Contingent liability	143,182	382,582
Note payable - related party	10,000	10,000
Note payable, net of capitalized financing costs of $64,815 and $198,927 as of November 30, 2019 and May 31, 2019, respectively	650,196	515,126
Convertible notes payable, net of unamortized deferred financing costs of $200,420 and $133,278 as of November 30, 2019 and May 31, 2019, respectively	1,357,580	1,065,222
Derivative iability	182,919	—
Lines of credit	—	34,732
Current liabilities of discontinued operations	893,515	881,016
Total current liabilities	4,629,693	4,071,080

Total Liabilities	4,629,693	4,071,080

Commitments and contingencies

Stockholders' Equity (Deficiency)
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized,
1,200,000 shares issued and outstanding as of November 30, 2019 and May 31, 2019	1,200	1,200
Common stock, $0.001 par value; 100,000,000 shares authorized,
45,020,068 and 40,210,375 shares issued and outstanding, as of November 30, 2019 and May 31, 2019, respectively	45,020	40,210
Additional paid-in capital	12,691,475	12,083,696
Accumulated deficit	(17,016,034)	(14,875,376)
Total Stockholders' Deficiency	(4,278,339)	(2,750,270)

Total Liabilities and Stockholders' Deficiency	$351,354	$1,320,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended November 30,		For the six months ended November 30,
	2019	2018	2019	2018

Sales, net	$20,992	$51,735	$53,189	$126,674
Cost of goods sold	162,606	5,265	182,941	69,617
Gross profit	(141,614)	46,470	(129,752)	57,057

Expenses
Operating expenses	520,262	263,243	882,910	429,382
Share based compensation	164,268	93,328	482,153	240,510
Depreciation and amortization	23,000	1,383	46,000	1,383
Impairment of goodwill	145,000	—	145,000	—
Impairment of intangible assets	150,000	—	150,000	—
Total expenses	1,002,530	357,954	1,706,063	671,275

Loss from operations	(1,144,144)	(311,484)	(1,835,815)	(614,218)

Other income (expenses)
Change in fair value of contingent consideration	239,400	—	239,400	—
Change in fair value of derivative liability	(34,930)		(34,930)
Interest and financing costs	(218,909)	(298,157)	(428,475)	(945,097)

Loss before discontinued operations	(1,158,583)	(609,641)	(2,059,820)	(1,559,315)
Loss from discontinued operations - ESD	(9,228)	(94,690)	(80,838)	(242,245)
Loss from discontinued operations - GBC	—	(42,527)	—	(118,228)

Net loss	(1,167,811)	(746,858)	(2,140,658)	(1,919,788)

Basic and diluted loss per share from continuing operations	$(0.03)	$(0.03)	$(0.05)	$(0.07)

Basic and diluted loss per share from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average number
of shares outstanding	43,413,603	28,852,556	42,007,264	27,360,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Condensed Consolidated Statements of Stockholders' Deficiency
For the three months ended November 30, 2019
(Unaudited)
	Series A Preferred		Common Stock		Additional	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Deficiency

Balance - September 1, 2019	1,200,000	$1,200	41,203,582	$41,203	$12,275,513	$(15,848,223)	$(3,530,307)
Issuance of common shares for services			3,591,486	3,592	396,454		400,046
Issuance of common shares for deferred financing costs			225,000	225	19,508		19,733
Net loss						(1,167,811)	(1,167,811)

Balance - November 30, 2019	1,200,000	$1,200	45,020,068	$45,020	$12,691,475	$(17,016,034)	$(4,278,339)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Condensed Consolidated Statements of Stockholders' Deficiency
For the six months ended November 30, 2019
(Unaudited)
	Series A Preferred		Common Stock		Additional	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Deficiency

Balance - June 1, 2019	1,200,000	$1,200	40,210,375	$40,210	$12,083,696	$(14,875,376)	$(2,750,270)
Issuance of common shares for services			4,716,872	4,717	662,321		667,038
Issuance of common shares for sale of subsidiary			391,988	392	62,326		62,718
Issuance of common shares for deferred financing costs			322,500	323	19,410		19,733
Issuance of common shares for convertible debt			833,333	833	124,167		125,000
Common shares retired and cancelled			(1,455,000)	(1,455)	(260,445)		(261,900)
Net loss						(2,140,658)	(2,140,658)

Balance - November 30, 2019	1,200,000	$1,200	45,020,068	$45,020	$12,691,475	$(17,016,034)	$(4,278,339)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
For the three months ended November 30, 2018
(Unaudited)
	Common Stock		Series A Preferred		Additional	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Paid in capital	Deficit	(Deficiency)
Balance - September 1, 2018	28,284,492	$28,284	1,200,000	$1,200	$8,703,823	$(7,971,270)	$762,037

Issuance of common shares for services	262,625	263			93,065		93,328
Issuance of common shares for deferred financing costs	137,500	137			115,706		115,843
Issuance of common shares for convertible debt at par value	448,764	449			129,180		129,629
Issuance of common shares at $0.10 per share	1,350,000	1,350			133,650		135,000
Net loss						(746,858)	(746,858)

Balance - November 30, 2018	30,483,381	$30,483	1,200,000	$1,200	$9,175,424	$(8,718,128)	$488,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
For the six months ended November 30, 2018
(Unaudited)
	Common Stock		Series A Preferred		Additional	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Paid in capital	Deficit	(Deficiency)
Balance - June 1, 2018	23,581,586	$23,582	1,200,000	$1,200	$5,793,569	$(6,798,340)	$(979,989)

Issuance of common shares for services	494,398	494			189,672		190,166
Issuance of common shares for deferred financing costs	895,000	895			635,487		636,382
Issuance of common shares for convertible debt at par value	2,526,034	2,526			1,064,682		1,067,208
Issuance of common shares at $0.10 per share	1,350,000	1,350			133,650		135,000
Issuance of common shares for acquisition of JCG	1,636,363	1,636			636,546		638,182
Contingent consideration for additional shares related to the acquisition of JCG					721,818		721,818
Net loss						(1,919,788)	(1,919,788)

Balance - November 30, 2018	30,483,381	$30,483	1,200,000	$1,200	$9,175,424	$(8,718,128)	$488,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended November 30,
	2019	2018
Cash Flows From Operating Activities
Net loss from continuing operations	$(2,140,658)	$(1,919,788)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	482,153	240,510
Depreciation and amortization	46,000	1,383
Goodwill impairment	145,000	—
Impairment of intangible assets	150,000	—
Provision for obsolete and excess inventory	77,765	—
Amortization of interest and financing costs	354,039	892,316
Share based finance costs	16,825	—
Provision for bad debts	(11,542)	5,000
Change in fair value of contingent liability	(239,400)	—
Change in fair value of derivative liability	34,930	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	16,233	105,207
Inventory	107,445	19,303
Prepaid expenses and other current assets	77	59,611
Increase (decrease) in:
Accounts payable and accrued expenses	457,590	(248,663)
Cash used by continuing operations	(503,543)	(845,121)
Cash (used)/provided by discontinued operations	82,132	500,002
Cash (used)/provided by operating activities	(421,411)	(345,119)

Cash Flows From Investing Activities
Acquisition of subsidiary, net of cash acquired	—	265
Cash (used)/provided by investing activities	—	265

Cash Flows From Financing Activities
Repayment of loans payable	—	—
Repayment of notes payable	(54,042)	(410,000)
Proceeds from notes payable, net of financing costs	—	125,000
Proceeds from lines of credit, net of financing costs	30,000	87,000
Payment of lines of credit	(64,732)	(47,000)
Proceeds from convertible notes payable, net of financing costs	409,240	695,000
Repayment of convertible notes payable	(6,000)	—
Proceeds from sales of common stock	—	135,000
Cash (used)/provided by financing activities of continuing operations	314,466	585,000
Cash (used)/provided by financing activities of discontinued operations	—	(237,362)
Cash (used)/provided by financing activities	314,466	347,638

Net Increase (decrease) in Cash, Cash Equivalents and Restricted Cash	$(106,945)	$2,784

Cash, Cash Equivalents and Restricted Cash - beginning	156,156	189,317

Cash, Cash Equivalents and Restricted Cash - end	$49,211	$192,101

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$—	$18,915

Noncash investing and financing activities:
Common stock issued for acquisition	$—	$638,182

Common stock issued to satisfy note payable	$—	$150,000

Common stock issued for deferred financing costs	$—	$636,381

Common stock issued for payment of note payable - related party	$—	$2,000

Derivative Liability associated with convertible debt	$147,989	$—

Common stock issued to satisfy accounts payable and accrued expenses	$184,885	$—

Common stock issued for convertible debt	$125,000	$—

Common stock issued with convertible debt as financing fee	$19,733	$—

Common stock issued for sale of subsidiary	$62,718	$—

During the six months ended November 30, 2018, the Company acquired certain business net assets (See Notes 5 and 6)
Cash	$—	$265
Accounts receivable	—	167,700
Inventory	—	72,035
Intangible assets	—	1,185,000
Accounts payable	—	(65,000)
Net assets acquired	$—	$1,360,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2019

(Unaudited)

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

Life On Earth, Inc. (“LFER” or the “Company”) is an innovative brand incubator and accelerator focused on building and scaling concepts in the natural consumer products category. Our mission is to bring our strategic focus and long-term forward-looking vision to consumers in the health, wellness and active lifestyle spaces through superior branding, product quality, targeted acquisitions and retail experience in the functional beverage and other wellness categories.

Our objective is to grow as rapidly as possible (both organically and via strategic alliances and acquisitions) using the public capital markets for access to capital. The companies and assets sought by us will be those that already have market penetration in the following segments: (1) Sales (2) Marketing (3) Established Distribution network and (4) Manufacturing infrastructure in place.

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Victoria’s Kitchen, LLC (“VK”) and The Chill Group, LLC (“JC”). During the year ended May 31, 2019 LFER sold the Giant Beverage Company, Inc. (“GBC”) and their results are included herein as discontinued operations.

On June 21, 2019, LFER made the determination to shut down and discontinue the operations of ESD and further focus on the brand portfolio. Effective November 4, 2019, ESD filed for Chapter 7 bankruptcy protection. On December 11, 2019, the Company received a final decree from the United States Bankruptcy Court ruling that a Chapter 7 bankruptcy estate for ESD had been fully administered. The results of ESD are included herein as discontinued operations in the financial statements.

On October 3, 2019, the Company announced its intention to expand its business as a Consumer-Packaged Goods (“CPG”) Company into the Business to Consumer (“B2C”) space of the cannabis marketplace. The Company believes that having a direct relationship with consumers in the cannabis industry will allow it the best opportunity to leverage its brands such as Just Chill and continue to grow as a CPG company. There are no guarantees that the Company can successfully enter the cannabis marketplace and currently it is in the exploratory stages of identifying potential acquisition targets as well as strategic partners in order to generate revenues from that segment of the market. The Company believes that entering the direct to consumer segment of the cannabis market will be complimentary to it’s current business and will enhance the strategic focus in the health, wellness and active lifestyle space.

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

All sales to distributors and customers are generally final. In limited instances the Company may accept returned product due to quality issues or distributor terminations, in which situations the Company would have variable consideration. To date, returns have not been material. The Company’s customers generally pay within 30 days from the receipt of a valid invoice. The Company offers prompt pay discounts of up to 2% to certain customers typically for payments made within 15 days. Prompt pay discounts are estimated in the period of sale based on experience with sales to eligible customers. Early pay discounts are recorded as a deduction to the accounts receivable balance presented on the consolidated balance sheets.

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

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As of November 30, 2019 and May 31, 2019, warrants and convertible notes payable could be converted into approximately 9,190,000 and 5,715,000 shares of common stock, respectively.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of November 30, 2019 and does not expect this to change significantly over the next 12 months.

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

At November 30, 2019 and May 31, 2019, the Company had cash and cash equivalents of $49,211 and $106,156 respectively. The May 31, 2019 balance is adjusted for cash in ESD that has been reclassed to assets from discontinued operations. At November 30, 2019 and May 31, 2019, cash equivalents were comprised of funds in checking accounts, savings accounts and money market funds.

Restricted cash refers to money that is held for a specific purpose and therefore not available to the Company for immediate or general business use. Restricted cash as of May 31, 2019 included $50,000 in an escrow account for the resale of GBC, which was released to the buyers as of July 5, 2019. There was no restricted cash as of November 30, 2019.

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

As of November 30, 2019 and May 31, 2019, the allowance for doubtful accounts was $12,608 and $24,150, respectively.

Inventory

Inventory consists of finished goods and raw material which are stated at the lower of cost (first-in, first-out) and net realizable value and include adjustments for estimated obsolete or excess inventory. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. During the three and six months ended November 30, 2019, the Company recorded and provision for obsolete and excess inventory of $78,000, which was recorded as cost of goods sold. As of November 30, 2019 and May 31, 2019 there was approximately $30,000 and $216,000 of inventory on hand, respectively.

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

Advertising

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to approximately $32,768 and $23,915 for the six months ended November 30, 2019 and 2018, respectively.

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

Derivative Liability

The Company accounts for certain instruments, which do not have fixed settlement provisions, as derivative instruments in accordance with FASB ASC 815-40, Derivative and Hedging – Contracts in Entity’s Own Equity. This is due to the conversion features of certain convertible notes payable being tied to the market value of our common stock. As such, our derivative liabilities are initially measured at fair value on the contract date and are subsequently re-measured to fair value at each reporting date. Changes in estimated fair value are recorded as non-cash adjustments within other income (expenses), in the Company’s accompanying Unaudited Condensed Consolidated Statements of Operations. The Company recorded a gain on the change in the estimated fair value of derivative liability of $34,930 for the three and six months ended November 30, 2019.

Fair Value Measurements

In August 2018, the FASB issued a new guidance which modifies the disclosure requirements on fair value measurements.

We categorize our financial instruments into a three-level fair value hierarchy that prioritize the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. Financial assets recorded at fair value on our condensed consolidated balance sheets are categorized as follows:

Level 1 inputs—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs—Significant other observable inputs (e.g., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs).

Level 3 inputs—Unobservable inputs for the asset or liability, which are supported by little or no market activity and are valued based on management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Recent Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-2, "Leases" (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU requires organizations that lease assets, such as real estate and manufacturing equipment, to recognize assets and liabilities on their balance sheets for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU also requires disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU became effective for public entities beginning the first quarter 2019. During 2019 the Company sold the Giant Beverage Company which resulted in elimination of the company’s lease obligation related to that operation. The remaining lease obligation related to Energy Source Distributors which was terminated on July 31, 2019 reducing the remaining terms of the lease to 2 months. The Company has adopted ASU 2016-2 Leases which does not have material impact on Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses (“ASU 2016-13”), which changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU become effective for fiscal years beginning after December 15, 2019. and must be adopted using a modified retrospective transition approach. Management does not believe that the adoption of ASU 2016-13 will have a material impact on Company’s financial statements.

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

The Company has incurred losses from inception of approximately $17,000,000, has a working capital deficiency of approximately $4,523,000 and a net capital deficiency of approximately $4,278,000, which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. As of November 30, 2019, the Company did not have sufficient cash on hand to fund operations for the next 12 months. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and receive additional loans from third parties and related parties. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

Sales and Accounts Receivable

During the six months ended November 30, 2019, sales to 5 customers accounted for approximately 87% of the Company’s net sales. These five customers accounted for 38%, 13%, 12%, 12% and 12% of the Company’s net sales, respectively.

During the six months ended November 30, 2018, sales to 4 customers accounted for approximately 79% of the Company’s net sales. These four customers accounted for 30%, 30%, 12%, and 8% of the Company’s net sales, respectively.

Five customers accounted for approximately 71% of the Company’s accounts receivable as of November 30, 2019. These five customers accounted for 19%, 17%, 13%,11% and 10% of the Company’s accounts receivable, respectively.

Five customers accounted approximately 74% of the Company’s accounts receivable as of November 30, 2018. These five customers accounted for 39%, 10%, 10%, 9%, and 6% of the Company’s accounts receivable, respectively.

Note 4 – FAIR VALUE MEASUREMENTS

We follow the provisions of ASC 820-10, Fair Value Measurements and Disclosures Topic, or ASC 820-10, for our financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

Financial assets and liabilities recorded on the accompanying condensed consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 – Unadjusted quoted prices in active markets that are accessible to the reporting entity at the measurement date for identical assets and liabilities.

Level 2 – Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 – Inputs include the following:

• Quoted prices for similar assets and liabilities in active markets

• Quoted prices for identical or similar assets or liabilities in markets that are not active

• Observable inputs other than quoted prices that are used in the valuation of the assets or liabilities (i.e., interest rate and yield curve quotes at commonly quoted intervals)

• Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 – Unobservable inputs for the asset or liability (i.e., supported by little or no market activity). Level 3 inputs include management’s own assumption about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

The level in the fair value hierarchy within which the fair value measurement is classified is determined based upon the lowest level of input that is significant to the fair value measurement in its entirety.

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as cash and cash equivalents, accounts payable and accrued expenses and notes payable.

The carrying value of our contingent liability approximated the fair value as of November 30, 2019 in considering Level 1 inputs within the hierarchy.

The carrying value of our derivative liability as of November 30, 2019 approximated the fair value in considering Level 3 inputs within the hierarchy. The Company’s derivative liability is measured at fair value using the Black Scholes valuation methodology.

For the six months ended November 30, 2019 the following input were utilized to derive the fair value of our derivative liability:

November 30,
2019
Risk free interest rate	1.53% - 1.81%
Expected dividend yield	0
Expected term (in years)	1
Expected volatility	45.33% - 52.66%

The following tables set forth by level, within the fair value hierarchy, the Company’s financial instruments carried at fair value as of November 30, 2019 and May 31, 2019:

	November 30, 2019
	Level 1	Level 2	Level 3	Total
Contingent liability	$143,182	$—	$—	$143,182
Derivative liability	$—	$—	$182,919	$182,919
Total	$143,182	$—	$182,919	$326,101

	May 31, 2019
	Level 1	Level 2	Level 3	Total
Contingent liability	$382,582	$—	$—	$382,582
Derivative liability	$—	$—	$—	$—
Total	$382,582	$—	$—	$352,582

Note 5 – ESD DISCONTINUED OPERATIONS

On June 21, 2019 the Company shut down the ESD operation to further concentrate its efforts and available resources on its core brands and any additional brands it acquires. On November 4, 2019, ESD filed for Chapter 7 bankruptcy protection. On December 11, 2019, the Company received a final decree from the United States Bankruptcy Court that a Chapter 7 bankruptcy estate for ESD had been fully administered. As a result, the Company will be discharging approximately $851,000 in accounts payable and accrued expenses subsequent to November 30, 2019.

Accordingly, the results of operations for ESD have been reclassed to discontinued operations for the three and six months ended November 30, 2019 and the year ended May 31, 2019. The Company recognized a loss from discontinued operations of $9,228 and $80,838 for the three and six months ended November 30, 2019, respectively, related to the ESD operations. The Company recognized a loss from discontinued operations of $94,690 and $242,245 for the three and six months ended November 30, 2018, respectively, related to the ESD operations.

Below are the results from discontinued operations for the three and six months ended November 30, 2019 and 2018 for ESD:

	For the three months ended November 30,		For the six months ended November 30,
	2019	2018	2019	2018
Sales, net	$—	$279,952	$5,911	$721,160
Cost of goods sold	—	207,837	16,303	551,700
Gross profit	—	72,115	(10,392)	169,460
Operating expenses	9,228	127,032	33,321	339,221
Loss from operations	(9,228)	(54,917)	(43,713)	(169,761)
Other expenses:
Interest and finance costs	—	(39,773)	(8,075)	(72,484)
Loss on sale of fixed assets	—	—	(29,050)	—
Net loss	$(9,228)	$(94,690)	$(80,838)	$(242,245)

The table below summarizes the net assets of the discontinued operations of ESD as of November 30, 2019.

Liabilities
Accounts payable and accrued expenses	$851,481
Lines of credit	42,034
Total Liabilities	$893,515

The table below summarizes the net assets related to discontinued operations of ESD as of May 31, 2019

Assets
Cash and cash equivalents	$4,897
Accounts receivable	11,938
Inventory	16,303
Total Current assets	33,138
Equipment	31,250
Security deposits	5,245
Total Other assets	36,495
Liabilities
Accounts payable and accrued expenses	843,456
Lines of credit	37,560
Total current liabilities	881,016

Note 6 – GBC DISPUTE RESOLUTION AND SALE

On May 7, 2019, LFER , Giant Beverage, Inc. (“Giant”), and Frank Iemmiti and Anthony Iemmiti (“Frank and Anthony Iemmiti”) entered into a Dispute Resolution and Resale agreement that resolved all existing disputes between the two parties and resulted in the sale of the ownership of Giant to Frank and Anthony Iemmiti. The effective date of the Resale was March 1, 2019. On July 4, 2019, LFER and Frank and Anthony Iemmiti executed the amended Dispute Resolution and Resale Agreement. Under the terms of the agreement, LFER deposited $50,000 into an Attorney’s Trust Account, this was accrued for as of May 31, 2019. Frank and Anthony Iemmiti had a continuing obligation to provide LFER with all financial information of Giant that LFER needed to complete its SEC reporting requirements. Having successfully filed of all SEC documents this money was released from the Attorney’s Trust account to Frank and Anthony Iemmiti. In addition, LFER paid to Frank and Anthony Iemmiti the additional stated consideration in the Settlement Agreement, specifically 391,988 shares of LFER stock which was valued at $62,718. The number of shares of which was determined by the closing price, $.16 per share, the day prior to execution of the Settlement Agreement (the “LFER Shares”). This amount was accrued for as of May 31, 2019. This released all current and future causes of actions and claims against LFER. At the closing, LFER sold the Giant Company to Frank and Anthony Iemmiti in exchange for their transfer to LFER of 1,455,000 Common Stock Shares previously held by Frank and Anthony Iemmiti. During the year ended May 31, 2019, the Company incurred a loss of $733,557 on the resale of GBC and recorded a charge of $169,942 related to the loss on discontinued operations.

Below are the results from discontinued operations for the three and six months ended November 30, 2018 for GBC:

	For the three months ended November 30,	For the six months ended November 30,
	2018	2018
Sales, net	$700,564	$1,538,550
Cost of goods sold	595,582	1,304,127
Gross profit	104,982	234,423
Operating expenses	143,236	346,021
Loss from operations	(38,254)	(111,598)
Other expenses:
Interest and finance costs	(4,273)	(6,630)
Loss on sale of fixed assets	—	—
Net loss	$(42,527)	$(118,228)

The table below summarizes the net assets sold and the consideration paid for the sale of GBC as of February 28, 2019, the day prior to the effective date of the resale.

Assets
Cash and cash equivalents	$19,915
Accounts receivable	62,458
Inventory	109,143
Equipment	54,255
Notes receivable	5,943
Goodwill	726,890
Intangible assets	422,003
Other assets	72,341
Total assets	$1,472,948
Liabilities
Accounts payable and accrued expenses	$405,222
Loans payable	42,645
Lines of credit	32,357
Current maturities of loan payable - stockholders	$109,995
Total Liabilities	$590,219
Other consideration paid to buyers
Cash	$50,000
391,988 Shares of Common stock at $.16 per share	62,718
Less: consideration paid by buyers
1,455,000 shares of the Company’s common stock at $0.18 per share	(261,900)
Loss on sale of subsidiary	$(733,557)

Note 7 – JCG ACQUISITION

To support the company’s strategic initiatives, the Company acquired JCG and the JCG brands.

Effective August 2, 2018, the Company entered into an agreement (the “JCG Agreement”) to acquire all of the outstanding stock of JCG in exchange for 1,636,363 shares of the Company’s restricted common stock valued at $0.39 per share for a total value of approximately $638,000. If these shares are trading below $0.30 after August 2, 2019, the Company would be required to issue additional shares so that the value of the 1,636,363 shares plus these additional shares, with a floor price of $0.20, will be equal to $900,000. On August 2, 2019, the 12-month anniversary of the acquisition of JCG the Company determined that the LFER stock price closed below the contractual floor for remeasurement of the purchase consideration and additional consideration was due to the sellers. As of May 31,2019 the Company accrued approximately $383,000 to reflect the fair value of the contingent consideration related to the acquisition. During the three and six months ended November 30, 2019, the Company recorded a change in the fair value of the contingent liability of $239,400. As of November 30, 2019, the contingent shares have not been issued.

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

The intangibles relate to trademarks and copyrights acquired in the JC acquisition and are being amortized over a 5-year period. For the three and six months ended November 30, 2019 the Company recorded amortization expense of $23,000 and $23,000, respectively, related to the JC intangibles. For the three and six months ended November 30, 2018 the Company recorded amortization expense of $0 and $0, respectively, related to the JC intangibles. The Company recorded an impairment charge of $725,000 against the intangibles recorded related to the acquisition of JCG during the year ended May 31, 2019, and, recorded an impairment charge of $150,000 during the three and six months ended November 30, 2019. The balance of the intangibles related to the JC acquisition as of November 30, 2019 was $195,000.

Note 8 – INTANGIBLE ASSETS

Intangible assets as of November 30, 2019 and May 31, 2019 were as follows:

	November 30, 2019	May 31, 2019
Intangible assets:
Trademarks and copyrights	$460,000	$1,560,000

Less: accumulated amortization:
Trademarks and copyrights (1)	115,000	178,375
Less: Impairment	150,000	990,625
Net book value at the end of the year	$195,000	$391,000

_________

(1)	is net of amortization of intangible assets related to the ESD acquisition which have been reclassified to discontinued operations as of November 30, 2019 and May 31, 2019 on the consolidated balance sheet.

The Company amortizes its intangible assets using the straight-line method over a period ranging from 5-10 years. The Company reviews its intangible assets when there are indications of performance issues. During fiscal 2019, the JCG brands did not perform at the level we anticipated. There were sales milestones that the Company was unable to achieve. The Company did not have the resources to support the brand during 2019 and this had a direct impact on its performance. The Company has reorganized its focus on brands like JCG and expect that performance to improve during fiscal 2020, provided it can properly fund its operations. Based on this review and analysis, the Company recorded an impairment charge of $725,000 against the intangibles recorded related to the acquisition of JCG during the year ended May 31, 2019, and, recorded an impairment charge of $150,000 during the three and six months ended November 30, 2019. In addition, as a result of the shutdown of the ESD operations in June 2019, the remaining unamortized intangible assets related to the ESD acquisition of $265,625 was written off as of May 31, 2019.

Amortization expense for the three and six months ended November 30, 2019 was $23,000 and $46,000, respectively.

Amortization for the three and six months ended November 30, 2018 of $35,205 and $69,450, respectively, is included in discontinued operations.

The annual estimated amortization expense for intangible assets for the five succeeding years is as follows:

For the twelve months ended November 30,
2020	$92,000
2021	92,000
2022	11,000
$195,000

Note 9 - GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from VK. The changes in the carrying amount of goodwill for the six months ended November 30, 2019 and the year ended May 31, 2019 were as follows:

	November 30, 2019	May 31, 2019

Balance - beginning	$195,000	$195,000
Less-impairment	$145,000	$—

Balance - end	$50,000	$195,000

Goodwill resulting from the business acquisitions has been allocated to the financial records of the acquired entity.

Note 10 – NOTES PAYABLE – RELATED PARTY

On January 23, 2019, ESD issued a demand note in the amount of $10,000 to a related party. The note is unsecured, bears interest at an annual rate of 20% and had an original maturity date of March 1, 2019. On March 12, 2019, the obligations due under the terms of the note were assigned to LFER. The maturity date on the note has been extended to March 1, 2020. During the six months ended November 30, 2019, the Company recorded interest expense on the note in the amount of $1,003 and accrued interest at November 30, 2019 amounted to $1,704.

Note 11 – NOTES PAYABLE

The following table summarizes the Company’s Notes Payable as of November 30, 2019:

Issue Date	Maturity Date	Interest Rate	Original Amount	Original Issue Discount	Fee	Proceeds	Additional Principal	Accumulated Payments as of November 30, 2019	Balance November 30, 2019	Unamortized Capitated Finance Costs and Original Issue Discount at November 30, 2019	Amounts Reported per Balance Sheet at November 30, 2019

10/29/2018	11/15/2020	0.0%	$131,250	$6,250	$—	$125,000		$—	$131,250	$32,812	$98,438

5/16/2019	2/16/2020	7.0%	$75,000	$—	$—	$75,000		$—	$75,000	$16,856	$58,144

3/21/2019	3/20/2020	0.0%	$312,500	$62,500	$6,000	$244,000	$55,000	$80,083	$287,417	$—	$287,417

2/27/2019	2/27/2020	0.0%	$312,500	$62,500	$6,000	$244,000		$91,156	$221,344	$15,147	$206,197

								Total	$715,011	$64,815	$650,196

The following table summarizes the Company’s Notes Payable as of May 31, 2019:

Issue Date	Maturity Date	Interest Rate	Original Amount	Original Issue Discount	Fee	Proceeds	Accumulated Payments as of May 31, 2019	Note Balance May 31, 2019	Unamortized Capitated Finance Costs and Original Issue Discount at May 31, 2019	Amounts Reported per Balance Sheet at May 31, 2019

10/29/2018	11/15/2019	0.0%	$131,250	$6,250	$—	$125,000	$—	$131,250	$44,850	$86,400

5/16/2019	2/16/2020	7.0%	$75,000	$—	$—	$75,000	$—	$75,000	$57,308	$17,692

3/21/2019	3/20/2020	0.0%	$312,500	$62,500	$6,000	$244,000	$52,083	$260,417	$50,371	$210,046

2/27/2019	2/27/2020	0.0%	$312,500	$62,500	$6,000	$244,000	$65,115	$247,385	$46,397	$200,988

							Total	$714,052	$198,926	$515,126

On October 29, 2018, the Company issued a Secured Promissory Note (“SPN”), in the principal amount of $131,250 which matures on November 15, 2019. The SPN does not bear interest. The SPN was issued with a 5% original issue discount. Under the terms of the Note, the Company shall repay the SPN note holder in 12 equal monthly installments of $10,938 beginning December 15, 2018. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 100,000 restricted shares of the Company’s common stock as of the date of the SPN at $0.32 per share and is obligated to issue an additional 100,000 shares, 180 days from the date of the SPN and an additional 100,000 shares, 270 days from the date of the SPN. As a result of this transaction, the Company recorded a deferred finance cost of $102,250, which is being amortized over the life of the SPN, of which, $44,850 and $20,310 was amortized during the three and six months ended November 30, 2019, respectively.

As of November 30, 2019, the Company had not paid any of the monthly installments. On November 29, 2019, the maturity date of the note was extended to November 15, 2020. All other terms of the note remain the same. In consideration for the extension of the maturity date, the Company shall issue 656,250 shares of the Company’s restricted common stock, at $0.05 per share, the closing market price per share. As a result, the Company has recorded deferred finance cost of $32,813 as of November 30, 2019.

On February 27, 2019, the Company issued a Secured Note (“SN”), in the principal amount of $312,500 which matures on February 27, 2020. The SN does not bear interest. The SN was issued with a 20% original issue discount. Under the terms of the SN, the Company shall repay the SN note holder in 12 equal monthly installments of $26,042, beginning in March 2019. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 250,000 restricted shares of the Company’s common stock as of the date of the SN at $0.4099, and the Company recorded a charge to finance expense in the amount of $102,475. In addition, as a result of this transaction, the Company recorded a deferred finance cost of $62,500, which is being amortized over the life of the SN, and of which $15,575 and $31,250 was amortized during the three and six months ended November 30, 2019 , respectively.

On December 23, 2019, the Company and a Note Holder agreed to amend the Secured Note dated February 27, 2019 because of three amortization payment failures that have occurred since the original date of the Secured Note.

As a result of the amendment, (1) the Company shall issue 250,000 restricted common stock shares to the Note Holder; (2) Through January 31, 2020 (the “30 Day Period), the Note Holder will not issue any notices, demands, or otherwise or file any lawsuits regarding any alleged breach of the Secured Note or the SPA; (3) During the 30 Day Period, the Note Holder shall have the right to convert up to $39,063 (which amount equals the Monthly Principal Amortization Amount, as defined in the Secured Note times 1.5 (plus a conversion fee of $750 for each conversion amount) at a conversion price of $0.02 per share; (4) The Company shall bring the Note current during the 30 Day Period; (5) Should the Company fail to bring the Note current within the 30 Day Period, the Note Holder may elect to exercise its conversion rights for an additional 30 day period of between January 31, 2020 to February 28, 2020 (the “Second 30 Day Period”) as a follow on conversion after the 30 Day Period for the principal amount equal to or greater than $39,063, each such conversion of which shall reduce the principal amount then owed; and, (6) Should the Note Holder elect to proceed with the Second 30 Day Period, the Note Holder agrees to extend the Forbearance for the Second 30 Day Period. As of February 24, 2020, the 250,000 shares of restricted common stock have not been issued, and, the Note Holder has not exercised his conversion rights.

On March 21, 2019, the Company issued a 2nd Secured Note (“2-SN”), in the principal amount of $312,500 which matures on March 21, 2020. The 2-SN does not bear interest. The 2-SN was issued with a 20% original issue discount. Under the terms of the SN, the Company shall repay the 2-SN note holder in 12 equal monthly installments of $26,042 beginning in April, 2019. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 250,000 restricted shares of the Company’s common stock as of the date of the 2-SN at $0.365, and the Company recorded a charge to finance expense in the amount of $91,250. In addition, as a result of this transaction, the Company recorded a deferred finance cost of $62,500, which is being amortized over the life of the 2-SN, and of which $31,250 was amortized during the six months ended November 30, 2019.

Since execution date of the 2-SN, the Company made two scheduled payments aggregating $52,083. On October 30, 2019 and during the six months ended November 30, 2019, in order to avoid default under the note for any further missed payments, the Company and the 2-SN note holder have agreed to a series of amendments to the 2-SN which, (i) increase the principal due under the 2-SN by a total of $55,000, which has been recorded as a finance cost during the three and six months ended November 30, 2019, (ii) the Company agreed to pay $28,000, and (iii) the Company shall repay the remaining unpaid principal due on the 2-SN note in 7 equal monthly installments of $41,059 beginning on November 30, 2019. As of January 30, 2020, the Company has not made an installment payment. The series of amendments to the 2-SN was treated as an extinguishment of the old 2-SN and an issuance of a new 2-SN. As a result of the extinguishment of the old 2-S, the Company has recorded an additional charge to finance expense in the amount of $19,121, during the three and six months ended November 30, 2019, the amount of which represents the remaining balance of the unamortized 20% original issue discount as of October 30, 2019, the date of the most recent amendment.

On May 16, 2019, the Company issued a Second Secured Promissory Note (“2-SPN”), in the principal amount of $75,000 which matures on February 16, 2020. The 2-SPN bears interest at an annual rate of 7% and is due on maturity. As additional consideration for the funding of the 2-SPN, the Company has issued an aggregate of 37,500 restricted shares of the Company’s common stock as of the date of the 2-SPN at $0.40 per share and is obligated to issue an additional 37,500 shares, 180 days from the date of the 2-SPN and an additional 37,500 shares, at maturity. The company recorded interest expense of $2,848 for the six months ended November 30, 2109. As a result of this transaction, the Company recorded a deferred finance cost of $60,679, which is being amortized over the life of the 2-SPN, of which $20,226 and $40,452 was amortized during the three and six months ended November 30, 2019.

As of November 30, 2019, future principal payments of the note payable were approximately as follows:

For the twelve months ending November 30,

2020	$715,011

Note 12 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the Company’s convertible notes payable as of November 30, 2019:

	November 30, 2019
	Unamortized deferred finance costs and original issue discount	Principal	Net
2017 NPA Notes	—	737,500	737,500
The 2nd Note Offering	24,615	355,000	330,385
2020 Note Issuances	175,805	465,500	289,695
	$200,420	$1,558,000	$1,357,580

As of November 30, 2019, $160,000 of convertible notes have passed their maturity date. One convertible note is in default as the holder has submitted a request for payment and declared in default by the note holder.

On September 12, 2019 the Company was served with a summons from the Supreme Court of the State of New York to answer a complaint filed by the Gankaku Living Trust (“Gankaku”) (Gankaku Living Trust v. Life on Earth Inc., Supreme Court of New York, No.655189/2019) claiming a breach of contract and default upon the Note. The Note was issued to the Gankaku Living Trust (“Gankaku”) by the Company on May 24, 2018 with an original maturity date of May 24, 2019. This maturity date of this note was extended on May 24, 2019 until June 24, 2019. The Company paid the outstanding interest on the note of $7,000 as part of this extension. On June 25, 2019, Gankaku’s legal counsel sent a demand letter to the Company requesting payment in full. Under the terms of the convertible note, the Company had 10 business days to pay the outstanding balance or the note would be in default. Under the terms of the note, upon default, the Holder shall be issued the number of common stock equal to the outstanding balance multiplied by 125%, divided by the average price, as defined. On July 17, 2019 the Gankaku’s counsel sent the Company’s counsel an official notice of default for the note and demanded the immediate issuance of Common Stock per the convertible note agreement and also demanded that the Company make all of its assets available to the Gankaku Living Trust as collateral. The Company has retained counsel to represent it during these proceedings. Prior to the filing of the Complaint, the Company responded to Gankaku confirming that Gankaku can exercise their rights to have shares issued to settle the outstanding debt, but that once the shares are issued, the Company’s obligations under the Note will have been met and the Company does not have to make its assets available for collection since the debt would have been settled with the issuance of the shares. Resolution of this matter is pending acceptance of the shares by Gankaku and a related settlement or the results of the litigation.

The following table summarizes the Company’s convertible notes payable as of May 31, 2019:

	May 31, 2019
	Unamortized deferred finance costs and original issue discount	Principal	Net
The 2016 Notes	$—	$6,000	$6,000
2017 NPA Notes	52,978	$737,500	684,522
The 2nd Note Offering	80,300	$455,000	374,700

	$133,278	$1,198,500	$1,065,222

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

During the six months ended November 30, 2019, the Company paid one convertible note holder $6,000 of principal.

As of November 30, 2019, and May 31, 2019, the outstanding balance of the 2016 Convertible Notes was $0 and $6,000, respectively.

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

On January 26, 2018, the Company entered into an NPA, pursuant to which the Company issued a Note in the amount of $125,000 (the “Note Purchase”). The Note bears interest at 7% per annum and matures on January 26, 2019. In connection with the NPA, the Company and the Purchaser also entered into a Side Letter, pursuant to which, as additional consideration for the NPA, the Company agreed to (i) pay to the Purchaser, the first $125,000 in cash proceeds received by the Company in connection with a NPA from third parties unaffiliated with the Purchaser (the “Cash Payment”) shall be used to reduce the amount due to the Purchaser under the $175K Note , and (ii), with certain exceptions, not issue any shares of common stock or other securities convertible into shares of common stock unless and until the Cash Payment has been made in full. In January 2019, the $125,000 note which was issued on January 26, 2018 plus accrued and unpaid interest amounting to $8,654 was converted into 891,026 shares of the Company’s common stock at $0.15 per share. As of November 30, 2019 and May 31, 2019, the outstanding balance was $0.

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

In July 2018, the Company (i) issued 500,000 common shares to note holder at a conversion price of $0.175 per share, to cancel $87,500 of principal amount due by the Company regarding the $175K Note; (ii) issued 300,000 shares at $0.175 per share to the note holder representing 100,000 shares per month penalty for the 3 month period from February 2018 through April 2018; (iii) paid the note holder an aggregate of $19,250 representing 4 months of accrued interest due by the Company from January 2018 through April 30, 2018 regarding the $650K and the $175K Notes; and, (iv) shall issue 196,677 shares to the note holder representing the remainder of interest due through December 31, 2018, representing $4,302 per month due on the total principal amount due of $737,500. As a result of these transactions, the Company recorded finance costs of $0 and $52,977 during the three and six months ended November 30, 2019, respectively.

As of November 30, 2019, and May 31, 2019, the outstanding balance was $737,500 and 737,500, respectively.

The company recorded interest expense of $12,906 and $25,813 during the three and six months of November 30, 2019, respectively.

The total amount of accrued and unpaid interest expense on the NPA as of November 30, 2019 and May 31, 2019 was $81,751 and 52,391, respectively.

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

The Second Note offering

In May 2018, the Company offered an NPA, in the aggregate amount of up to $500,000 (the “2nd Note Offering”) and, as of November 30, 2019, issued secured convertible promissory notes to eighteen (18) investors under the terms of the 2nd Note Offering in the aggregate amount of $830,000.

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

As a result of this transaction, the Company recorded deferred finance costs in the aggregate amount of $587,869, of which, $15,080 and $55,685 was amortized during the three and six months ended November 30, 2019, respectively.

During the six months ended November 30, 2019, one (1) investor converted $100,000 of notes plus $10,088 of interest into 833,333 shares of common stock at $0.15 per share. As a result of this transaction the Company recorded a finance cost of $14,917. During the six months ended November 30, 2018 there were no conversions under the second offering.

As of November 30, 2019, and May 31, 2019, the outstanding balance was $355,000 and $455,000, respectively.

The 2020 Notes

On September 10, 2019, the Company issued a Convertible Promissory Note, in the principal amount of $110,000 which matures on September 9, 2020. The note bears interest at an annual rate of 10% and is due on maturity. The note was issued with a 10% original issue discount. On or after the maturity date, the note may be converted into the Company’s common stock at a conversion price equal to $0.15 per share or 70% of the average closing price on the primary trading market on which the Company’s common stock is quoted for the last thirty (30) trading days immediately prior to but not including the conversion date, whichever is lower (the “Conversion Price”). Upon the occurrence of any Event of Default, as defined by the note, then the conversion price shall be reduced to a price of $0.12 per share or 56% of the average closing price on the primary trading market on which the Company’s common stock is quoted for the last thirty (30) trading days, whichever is lower. As additional consideration for the funding of the note, the Company has issued an aggregate of 165,000 restricted shares of the Company’s common stock as of the date of the note at $0.108 per share. As a result of this transaction, the Company recorded deferred finance costs totaling $28,820, which is being amortized over the life of the note, of which $6,004 was amortized during the six months ended November 30, 2019.  The Company recorded interest expense of $2,441 during the three and six months ended November 30, 2019.

On September 23, 2019, the Company issued a 10% Convertible Redeemable Note, in the principal amount of $287,500 which matures on September 23, 2020. The note bears interest at an annual rate of 10% and is due on maturity but may be paid during the term of the note in Company common stock. Any portion of the principal amount note may be converted into the Company’s common stock at a conversion price equal to 60% of average of 2 lowest closing days with 15-day lookback, based on conversion notice date. The proceeds of the note were reduced by $37,500 to pay for management fees and legal services. As a result of this transaction, the Company recorded a derivative liability of $122,174 and a deferred finance costs totaling $159,674, which is being amortized over the life of the note, of which $33,265 was amortized during the three and six months ended November 30, 2019. The Company recorded interest expense of $5,356 and a change in the fair value of the derivative liability of $27,825 during the three and six months ended November 30, 2019.

On October 25, 2019, the Company issued a Convertible Promissory Note, in the principal amount of $68,000 which matures on October 25, 2020. The note bears interest at an annual rate of 10% and is due on maturity. Any portion of the principal amount note may be converted into the Company’s common stock at a conversion price equal to 65% of average of 2 lowest closing days with 15-day lookback, based on conversion notice date. The proceeds of the note were reduced by $7,760 to pay for management fees and legal services. As a result of this transaction, the Company recorded a derivative liability of $25,815 and a deferred finance costs totaling $33,575, which is being amortized over the life of the note, of which $6,995 was amortized during the three and six months ended November 30, 2019.  The Company recorded interest expense of $671 and a change in the fair value of the derivative liability of $7,015 during the three and six months ended November 30, 2019.

As of November 30, 2019, future principal payments of the convertible notes payable were approximately as follows:

For the twelve months ending November 30,

2020	$1,558,000
25

Note 13 – LINES OF CREDIT

In April 2017, the Company entered into three credit lines with a small business lender that allows the Company to borrow up to $35,000 and bears interest at 94% per annum. The facilities require weekly payments of principal and interest. At May 31, 2019 the aggregate outstanding balance was $34,732. At November 30, 2019 the aggregate outstanding balance was $0.

Note 14 – CAPITAL STOCK

As of November 30, 2019, the authorized common stock of the Company was 100,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. At November 30, 2019 and May 31, 2019, respectively, there were 45,020,068 and 40,210,375 shares of common stock outstanding and 1,200,000 shares of preferred stock outstanding.

On November 11, 2019, the Board of Directors and a majority of the voting power approved a resolution to effectuate a 5:1 Reverse Stock Split.  Under this Reverse Stock Split each 5 shares of our Common Stock will be automatically converted into 1 share of Common Stock.  To avoid the issuance of fractional shares of Common Stock, the Company will issue an additional share to all holders of fractional shares.  The effective date of the reverse stock split will be on or after December 8, 2019. In addition, as discussed below, the Board of Directors and the holders of a majority of the voting power approved a resolution to effectuate an increase in authorized Shares of Common Stock from One Hundred million (100,000,000) to Two Hundred million (200,000,000) shares of common stock, $0.001 par value. The Company has filed an application with FINRA to affect the increase in authorized shares and the 5:1 Reverse Stock Split. FINRA’s approval is pending as of March 4, 2020.

The number of authorized, issued and outstanding, and available shares of common shares as of November 30, 2019 and on December 8, 2019, immediately after the reverse stock split is approved by FINRA are disclosed in the table below:

	Authorized Shares of Common Stock	Number of Issued and Outstanding Shares of Common Stock	Number of Shares of Common Stock Available in Treasury for Issuance

As of November 30, 2019, Pre-Increase in Authorized and Reverse Stock Split	100,000,000 shares of Common Stock	45,020,068 shares of Common Stock	54,979,932 shares of Common Stock

Post- Increase in Authorized and Reverse Stock Split	200,000,000 shares of Common Stock	9,004,014 shares of Common Stock	190,995,986 shares of Common Stock

Preferred Stock

The Preferred Stock has the following rights and privileges:

Voting – One share of preferred stock has the equivalent voting rights as 50 shares of common stock.

Preferred shares outstanding Preferred Shares	November 30, 2019
Shares Outstanding
Fernando Oswaldo Leonzo	600,000
Robert Gunther	300,000
Jerry Gruenbaum	100,000
John Romagosa	200,000
Total	1,200,000

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

Shares of common stock issued for services

The Company issues shares of common stock in exchange for financing and services provided by select individuals and or vendors. During the six months ended November 30, 2019 and 2018 the Company issued 6,264,693 and 6,901,795 shares, respectively. Also, the Company cancelled 1,455,000 shares during the six months ended November 30, 2019.

Warrants

Warrants outstanding

		6 months ended November 30, 2019		6 months ended November 30, 2018
		Weighted		Weighted
		Average		Average
	Warrants	Exercise price	Warrants	Exercise price
Exercisable – June 1,	1,745,000	$0.85	745,000	$0.85
Granted – JCG acquisition	—	—	1,000,000	0.85
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding	1,745,000	$0.85	1,745,000	$0.85

Exercisable – November 30,	1,745,000	$0.85	1,745,000	$0.85

Warrants		Strike
Underlying Shares	Expiration	Price
400,000	September 30, 2021	$0.85
165,000	October 7, 2021	$0.85
1,000,000	August 2, 2020	$0.85
30,000	September 20, 2021	$0.85
150,000	September 29, 2021	$0.85
1,745,000

Note 15 - COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of ESD, the Company assumed a lease for approximately 13,000 square feet of warehouse space located in Gilroy, California at a base rent of $5,248 per month. The lease terminates on June 30, 2021. In addition, the Company entered into an employment agreement with a general manager, for a period of one year at a cost of $58,000. The employment agreement expired in July 2017. During June 2019, the Company decided to cease and shut down ESD’s operations. As part of this shut down the Company and the landlord agreed to find a new tenant for the facility. The landlord has leased the property to a third party and the Company’s obligation under the lease ended effective August 1, 2019.

Rent expense for the six months ended November 30, 2019 and 2018, respectively, totaled $1,466 and $2,011, respectively.

On November 20, 2019, a Complaint was filed with the Superior Court-Judicial District of New Haven by a former employee, naming the Company as Defendant. The Complaint claims that the Company owes the former employee back wages of $60,000 and unpaid expenses of $20,000, which were due to be paid to the former employee upon his termination from the Company on November 1, 2019, in accordance with an employment agreement dated November 18, 2018. The Company has responded that the employee was terminated for cause and, as such, no longer obligated under the terms of the employment agreement. In addition to the back wages of $60,000, severance of $45,000 and unpaid expenses of $20,000, the Company has recorded legal expenses of $15,000 during the six months ended November 30, 2019, as a result of receiving the Complaint.

Note 16 - INCOME TAXES

The deferred tax attributes consist of the following:

	November 30, 2019	May 31, 2019
Net operating loss carryforward	$4,360,000	$3,698,000
Stock based compensation	1,372,000	1,185,000
Valuation allowance	(5,732,000)	(4,883,000)
Deferred tax asset, net	$—	$—

For the six months ended November 30, 2019, the valuation allowance increased by approximately $849,000.

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

As of November 30, 2019, the Company has net operating loss carryforwards of approximately $16,000,000 to reduce future federal and state taxable income.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examinations

Note 17 - RELATED PARTY TRANSACTIONS

In October 2013, we signed a distribution agreement with Gran Nevada Beverage, Inc. (“Gran Nevada”), an entity related through common management and ownership. During the six months ended November 30, 2019 and November 30, 2018, the Company sold $0 and $40,877 respectively. These products were produced by a third party copacker and were not purchased from Gran Nevada. The availability of third party copackers that can produce an Horchata are limited and it directly impacts sales. As there is currently no co-packing available for this product the Company does not know if they will be able to produce this product again in the future.

Note 18 - SUBSEQUENT EVENTS

On February 5, 2020, Michael Bloom resigned as our Director.  On February 18, 2020, the Company and Michael Bloom executed a Separation and Mutual Release Agreement providing for compensation to Michael Bloom of 630,377 shares of common stock for the period December 1, 2019 through February 5, 2020, which have not yet been issued. Total compensation paid or unpaid to Michael Bloom amounted to the aggregate of 1,512,095 common stock shares during his term as director from June 17, 2019 through February 5, 2020.

Also, subsequent to November 30, 2019, the Company issued 1,538,462 shares of its common stock, valued at approximately $20,000, for a conversion of debt at $0.013 per share.

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

COMPANY OVERVIEW

We are an innovative brand incubator and accelerator focused on building and scaling concepts in the natural consumer products category. Our mission is to bring our strategic focus and long-term forward-looking vision to consumers in the health, wellness and active lifestyle spaces through superior branding, product quality, targeted acquisitions and retail experience.

Our objective is to grow as rapidly as possible (both organically and via strategic alliances and acquisitions) using the public capital markets for access to capital. The companies and assets we seek will be those that already have market penetration in the following segments: (1) Sales (2) Marketing and (3) Direct to consumer infrastructure.

Our Board and management team has over 50 years of combined experience in the consumer-packaged goods industry. To further enhance LFER’s product portfolio we have acquired additional brands. In October 2017 LFER acquired Victoria’s Kitchen, LLC (“VK”) and on August 2, 2018 the Company acquired the Just Chill brand through an acquisition of the Chill Group LLC. LFER also had Direct Store Delivery (“DSD”) companies with the previous acquisitions of the Energy Sources Distributors, Inc. and the Giant Beverage Company, but the revised focus of the Company is on our brands as well as the direct to consumer access through a direct to delivery platform and/or a retail experience. To allow the Company to focus its resources on their brands, LFER executed a sale of the Giant Beverage Company effective March 1, 2019. In June 2019, LFER made the decision to discontinue the ESD operation to further concentrate its efforts and available resources to its core brands and any additional brands it acquires.

On October 3, 2019, the Company announced its intention to expand its business as a Consumer-Packaged Goods (“CPG”) Company into the Business to Consumer (“B2C”) space of the cannabis marketplace. The Company believes that having a direct relationship with consumers in the cannabis industry will allow it the best opportunity to leverage its brands such as Just Chill and continue to grow as a CPG company. There are no guarantees that the Company can successfully enter the cannabis marketplace and currently it is in the exploratory stages of identifying potential acquisition targets as well as strategic partners in order to generate revenues from that segment of the market. The Company believes that entering the direct to consumer segment of the cannabis market will be complimentary to it’s current business and will enhance the strategic focus in the health, wellness and active lifestyle space.

Corporate Overview and History

Life On Earth, Inc. was incorporated in April 2013.

In October 2013, we signed a distribution agreement with Gran Nevada Beverage, Inc. (“Gran Nevada”), an entity related through common management and ownership. The agreement provides us with the right to sell and distribute Gran Nevada’s beverages in the United States with purchase prices at the then applicable wholesale prices charged to Gran Nevada’s distributors. The agreement was for an initial term of five years with automatic renewals of successive five-year terms unless terminated. We initiated sales and distribution operations in March 2014. This agreement was renewed for an additional 5 years as per the agreement. During the three and six months ended November 30, 2019, the Company sold $0 and $0, respectively. During the three and six months ended November 30, 2018, the company sold $32,000 and $70,877, respectively. These products were produced by a third party copacker and were not purchased from Gran Nevada. The availability of third-party co-packers that can produce an Horchata are limited and it directly impacts sales. As there is currently no co-packing available for this product the Company does not know if they will be able to produce this product again in the future.

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

Effective November 4, 2019, ESD filed for Chapter 7 bankruptcy protection. On December 11, 2019, the Company received a final decree from the United States Bankruptcy Court ruling that a Chapter 7 bankruptcy estate for ESD had been fully administered. The results of ESD are included herein as discontinued operations in the financial statements.

In October 2017, LFER acquired Victoria’s Kitchen, LLC (“VK”). VK is a specialty beverage company that makes exceptional European-inspired drinks. VK’s beverages are natural and all the beverages are Gluten-Free, GMO-Free, Dairy-Free, Vegan and contain no artificial ingredients or preservatives.

On April 30, 2018, LFER acquired The Giant Beverage Company Inc. (“Giant” or “GBC”). Giant is a Direct Store Delivery (DSD) business that covers the five boroughs of New York City under an eight-route distribution system. GBC serviced over 600 accounts in the five boroughs. Giant services mainly independent retailers but was expanding to service authorized chain accounts.

On May 7, 2019, LFER, Giant, and Frank Iemmiti and Anthony Iemmiti (“Frank and Anthony Iemmiti”) entered into a Dispute Resolution and Resale agreement that resolved all existing disputes between the two parties and resulted in the sale of the ownership of Giant to Frank and Anthony Iemmiti. On July 4, 2019, LFER and Frank and Anthony Iemmiti executed the amended Dispute Resolution and Resale Agreement. Under the terms of the agreement, LFER deposited $50,000 into an Attorney’s Trust Account, this was accrued for as of May 31, 2019. Frank and Anthony Iemmiti had a continuing obligation to provide LFER with all financial information of Giant (the “Giant Financial Information”) that LFER needed to complete its SEC reporting requirements. Having successfully filed of all SEC documents this money was released from the Attorney’s Trust account to Frank and Anthony Iemmiti. In addition, LFER paid to Frank and Anthony Iemmiti the additional stated consideration in the Settlement Agreement, specifically 391,988 shares of LFER stock which was valued at $62,718. The number of shares of which was determined by the closing price, $0.16 per share, the day prior to execution of the Settlement Agreement (the “LFER Shares”). This amount was accrued for as of May 31, 2019. This released all current and future causes of actions and claims against LFER. At the closing, LFER sold the Giant Company to Frank and Anthony Iemmiti in exchange for their transfer to LFER of 1,455,000 Common Stock Shares previously held by Frank and Anthony Iemmiti. During the year ended May 31, 2019, the Company incurred a loss of $733,557 on the resale of GBC and recorded a charge of $169,942 related to the loss on discontinued operations.

Sales and Distribution

The Company markets and sells functional beverage products through third party Direct Store Delivery platforms as well as through other distributors including KeHe Distributors, LLC (“KeHe”) and United Natural Foods, Incorporated “UNFI”. KeHe has a distribution network in more than 30,000 stores across North America. UNFI is a distributor of natural and organic foods, specialty foods, and related products in the United States and Canada.

The Company also sells it Victoria’s Kitchen brands and Just Chill brands direct to consumers via Amazon online. LFER is also actively seeking additional brands for its portfolio that are primarily engaged in the business of developing, manufacturing, marketing and selling unique, premium, natural nonalcoholic functional beverages that are targeted towards LFER’s active lifestyle consumers.

The Company is looking to enter the direct to consumer platform by looking at opportunities that will allow it to have direct access to consumers besides just third-party online platforms such as Amazon.

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

Competition

LFER is a Consumer-Packaged Goods (“CPG”) company. What sets us apart in the industry, is our consolidated corporate structure that handles all aspects of sales, marketing and proprietary distribution from a centralized location. The LFER platform is built for accelerating emerging growth brands in the United States by leveraging sales, supply chain, and distribution relationships. We have identified ways to build out distribution channels that are more flexible and responsive to today’s needs.

We realize that by sharing resources and capabilities in novel ways with new products in new situations, we can take advantage of profit-making opportunities that individual companies could not exploit alone.

The CPG industry and the direct selling industries are multi-billion-dollar industries which are highly competitive. We face intense competition from very large, international corporations, as well as from local and national companies. In addition, we face competition from well-known companies that have large market share.

The intensity of competition in the future is expected to increase, and no assurance can be provided that we can sustain our market position or expand our business.

Many of our current CPG competitors are well established and have longer operating histories, significantly greater financial and operational resources, and name recognition than we have. However, we believe that, with our diverse product line, we will generate significant sales and compete effectively in the industry.

Government Regulation

Packaged consumable and digestible products are governed by the U.S. Food and Drug Administration. As such, it is necessary for the Company to ensure its products establish, maintain and make available for inspection, records and labels with nutrition information that meet food labeling requirements. The Company’s products are manufactured by contracted production facilities that are subject to many regulations, including Food Facility Registration, recordkeeping, Good Manufacturing Practice Requirements, reporting, preventive controls and inspections.

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

Employees

The Company currently has 4 full-time employees. Certain positions are being filled with paid independent contractors or insider owners who do not receive cash compensation but may receive stock compensation. In certain regions of the United States, we utilize the services of direct sales and distribution companies, which sell our products through their distribution channels. This can mitigate the need for a large sales and merchandising force. The Company also outsources its logistics to third-parties, which can reduce the need for employees in these roles.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company incurred a net losses from inception of approximately $17,000,000, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities.

At November 30, 2019, we had cash on hand of approximately $49,000 and an accumulated deficit of approximately $17,000,000. See “Liquidity and Capital Resources.”

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

As part of the Company’s annual review of goodwill and intangible assets we performed an analysis of the goodwill and intangible assets recorded as they relate to the acquisitions of JC and VK. Based on this analysis, the Company recorded an impairment charge of $725,000 related to the intangible assets recorded in connection with the JC acquisition during the year ended May 31, 2019, and, recorded an impairment charge of $150,000 during the three and six months ended November 30, 2019. During the three and six months ended November 30, 2019 the Company recorded $23,000 and $46,000 of amortization expense of intangible assets, respectively, leaving an unamortized balance of $195,000 as of November 30, 2019.

In addition, based on this analysis, the Company recorded an impairment charge of $145,000 related to the goodwill recorded in connection with the VK acquisition during three and six months ended November 30, 2019. The balance of goodwill as of November 30, 2019 is $50,000.

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

LIQUIDITY AND CAPITAL RESOURCES

On September 10, 2019 the Company entered into a convertible promissory note agreement with an accredited investor for the principal amount of $110,000. The convertible note has a maturity date of September 10, 2020 with an original issue discount rate of 10% or $11,000. The Company received net proceeds of $99,000 for this transaction. On September 23, 2019, the Company entered into a convertible promissory note agreement with an accredited investor for the principal amount of $287,500. The convertible note has a maturity date of September 23, 2020 with an annual interest rate of 10%. The Company incurred legal fees of $12,500 and broker fees of $25,000 and received net proceeds of $250,000 for this transaction. On October 25, 2019, the Company entered into a convertible promissory note agreement with an accredited investor for the principal amount of $68,000. The convertible note has a maturity date of October 25, 2020 with an annual interest rate of 10%. The Company incurred management fees of $7,760 and received net proceeds of $60,240 for this transaction.

During the six months ended November 30, 2018, the Company received $695,000 under the terms of the 2nd Note Offering. In November 2018, the Company received $135,000 from the issuance of 1,350,000 shares of the Company’s restricted common stock.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2019 AND NOVEMBER 30, 2018:

Sales

Sales for the three months ended November 30, 2019 were approximately $21,000 compared to $52,000 for the three months ended November 30, 2018. The reduction in sales in 2019 of $31,000 related to decreased sales of Horchata in the LFER division. During the three months ended November 30, 2019 and 2018 the sales for LFER were $0 and $31,000, respectively. During the three months ended November 30, 2019 the Company did not have any inventory of the Horchata product available to sell resulting in the $0 of sales for the period. The sales figures for both periods do not reflect sales from the ESD division as they were included in discontinued operations for both periods.

Gross Profit

Gross profit during the three months ended November 30, 2019 declined by approximately $188,000 compared to the three months ended November 30, 2018, as a result of write-downs of dated inventory of approximately $78,000 and sales of expiring inventory at below cost by JCG of approximately $54,000 and by VK of approximately $17,000, which occurred during the three months ended November 30, 2019.

Operating Expenses

Operating expenses increased by approximately $645,000 during the three months ended November 30, 2019 as compared to the three months ended November 30, 2018, primarily due to recording the impairment of goodwill of $145,000 and intangible assets of $150,000 as well as increases in salaries of approximately $287,000, increases in share-based compensation of approximately $71,000 and increases in depreciation and amortization of approximately $22,000, which were partially offset by decreases in other administrative costs of approximately $55,000. We expect our operating costs to increase as we continue to acquire operating companies.

Other Expense

During the three months ended November 30, 2019, the Company recorded a change in the fair value of contingent consideration of $239,400 as compared to $0 during the three months ended November 30, 2018. During the three months ended November 30, 2019, the Company recorded a change in the fair value of derivative liability of $34,930 as compared to $0 during the three months ended November 30, 2018. The Company recorded interest and finance costs of approximately $219,000 during the three months ended November 30, 2019, as compared to $298,000 during the three months ended November 30, 2018. Interest and financing costs primarily result from the amortization of deferred financing balances that were incurred by the Company to finance operations.

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2019 AND NOVEMBER 30, 2018:

Sales

Sales for the six months ended November 30, 2019 were approximately $53,000 compared to $127,000 for the six months ended November 30, 2018. The reduction in sales in 2019 of $74,000 related to decreased sales of Horchata in the LFER division. During the six months ended November 30, 2019 and 2018 the sales for LFER were $0 and $73,000, respectively. During the six months ended November 30, 2019 the Company did not have any inventory of the Horchata product available to sell resulting in the $0 of sales for the period. The sales figures for both periods do not reflect sales from the ESD division as they were included in discontinued operations for both periods.

Gross Profit

Gross profit during the six months ended November 30, 2019 declined by approximately $187,000 compared to the six months ended November 30, 2018, as a result of write-downs of dated inventory of approximately $78,000 and sales of expiring inventory at below cost by JCG of approximately $54,000 and by VK of approximately $17,000, which occurred during the six months ended November 30, 2019.

Operating Expenses

Operating expenses increased by approximately $1,035,000 during the six months ended November 30, 2019 as compared to the six months ended November 30, 2018, primarily due to recording the impairment of goodwill of $145,000 and intangible assets of $150,000 as well as increases in salaries of approximately $318,000, increases in share-based compensation of approximately $241,000, increases in professional fees of approximately 91,000 and increases in depreciation and amortization of approximately $45,000. We expect our operating costs to increase as we continue to acquire operating companies.

Other Expense

During the six months ended November 30, 2019, the Company recorded a change in the fair value of contingent consideration of $239,400 as compared to $0 during the six months ended November 30, 2018. During the six months ended November 30, 2019, the Company recorded a change in the fair value of derivative liability of $34,930 as compared to $0 during the six months ended November 30, 2018. The Company recorded interest and finance costs of approximately $428,000 during the six months ended November 30, 2019, as compared to $945,000 during the six months ended November 30, 2018. Interest and financing costs primarily result from the amortization of deferred financing balances that were incurred by the Company to finance operations.

34

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

As of November 30, 2019, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of November 30, 2019, is a result of not having adequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

On October 31, 2019, the Company dismissed Peter Dacey as Chief Financial Officer and appointed Fernando Oswaldo Leonzo as the Interim Chief Financial Officer.

There have been no other changes in our internal controls over financial reporting during the quarter ended November 30, 2019 that have materially affected or are reasonably likely to materially affect our internal controls.

35

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 12, 2019, the Company was served with a summons from the Supreme Court of the State of New York to answer a complaint filed by the Gankaku Living Trust ("Gankaku") regarding the matured outstanding convertible note (the "Note") issued to Gankaku from the Company on May 24, 2018 with an original maturity date of May 24, 2019. This maturity date of the Note was extended on May 24, 2019 until June 24, 2019. The Company paid the outstanding interest on the note of $7,000 as part of this extension. On June 25, 2019, a demand letter was sent to the Company requesting payment in full under the terms of the Note. The Company had 10 business days to pay the outstanding balance or the note would be in default. On July 17, 2019, Gankaku's counsel sent the Company’s counsel an official notice of default for the Note and demanded the immediate issuance of Common Stock per the Note and also demanded the Company make all of its assets available to Gankaku as collateral. The Company has retained counsel to represent the Company during these proceedings. The Company has responded to Gankaku confirming that Gankaku can exercise its rights to have shares issued to settle the outstanding debt but that once the shares are issued the obligations of the Company have been met and the Company does not have to make its assets available for collection as the debt would have been settled with the issuance of the shares. Resolution of this matter is pending acceptance of the shares by Gankaku and related settlement or in litigation.

On November 20, 2019, a Complaint was filed with the Superior Court-Judicial District of New Haven by a former employee, naming the Company as Defendant. The Complaint claims that the Company owes the former employee back wages of $60,000 and unpaid expenses of $20,000, which were due to be paid to the former employee upon his termination from the Company on November 1, 2019, in accordance with an employment agreement dated November 18, 2018. The Company has responded that the employee was terminated for cause and, as such, no longer obligated under the terms of the employment agreement. In addition to the back wages of $60,000, severance of $45,000, unpaid expenses of $20,000, and, the Company has recorded legal expenses of $15,000 during the six months ended November 30, 2019, as a result of receiving the Complaint.

ITEM 1A RISK FACTORS

As a smaller reporting company, we are not required to include risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

36

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of the registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Life On Earth, Inc

Date: March 9, 2020	By:	/s/ Fernando Oswaldo Leonzo
Fernando Oswaldo Leonzo
Chief Executive Officer, and Chairman of the Board
(Principal Executive Officer and Principle Financial Officer)

38