Form 10-Q
period 2020-02-29
Life On Earth, Inc.
filed 2020-05-27
CIK 1579010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant’s common stock was 10,957,187 as of May 26, 2020.

Life On Earth, Inc.

Form 10-Q
TABLE OF CONTENTS

Life On Earth, Inc.

Condensed Consolidated Balance Sheets

	February 29,	May 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,837	$106,156
Restricted cash	—	50,000
Accounts receivable, net of allowance for doubtful accounts of $15,543 and $24,150 as of February 29, 2020 and May 31, 2019, respectively	17,813	31,541
Inventory	18,844	215,503
Prepaid expenses	—	77
Other receivable	—	261,900
Current assets of discontinued operations	—	33,138
Total current assets	45,494	698,315

Other Assets
Goodwill	50,000	195,000
Intangible assets, net of accumulated amortization of $138,000 and $178,375 as of February 29, 2020 and May 31, 2019, respectively	172,000	391,000
Other assets of discontinued operations	—	36,495

Total Assets	$267,494	$1,320,810

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$1,530,475	$1,182,402
Contingent liability	57,273	382,582
Derivative liability	90,859	—
Note payable - related party	60,369	10,000
Note payable, net of capitalized financing costs of $24,609 and $198,927 as of February 29. 2020 and May 31, 2019, respectively	670,401	515,126
Convertible notes payable, net of unamortized deferred financing costs of $140,730 and $133,278 as of February 29, 2020 and May 31, 2019, respectively	1,451,270	1,065,222
Lines of credit	24,899	34,732
Current liabilities of discontinued operations	—	881,016
Total current liabilities	3,885,546	4,071,080

Total Liabilities	3,885,546	4,071,080

Commitments and contingencies

Stockholders' Deficiency
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized,
1,200,000 and 1,200,000 shares issued and outstanding as of February 29, 2020 and May 31, 2019, respectively	1,200	1,200
Common stock, $0.001 par value; 200,000,000 shares authorized,
9,311,706 and 8,042,075 shares issued and outstanding, as of February 29. 2020 and May 31, 2019, respectively	46,558	40,210
Additional paid-in capital	12,709,937	12,083,696
Accumulated deficit	(16,375,747)	(14,875,376)
Total Stockholders' Deficiency	(3,618,052)	(2,750,270)

Total Liabilities and Stockholders' Deficiency	$267,494	$1,320,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019

Sales, net	$11,218	$46,430	$64,407	$173,104
Cost of goods sold	(26,852)	136,918	156,089	206,535
Gross profit	38,070	(90,488)	(91,682)	(33,431)

Expenses:
Operating expenses	233,909	221,697	1,116,819	652,462
Share based compensation	—	282,029	482,153	522,539
Depreciation and amortization	23,000	—	69,000	—
Impairment of goodwill	—	—	145,000	—
Impairment of intangible assets	—	—	150,000	—
Total expenses	256,909	503,726	1,962,972	1,175,001

Loss from operations	(218,839)	(594,214)	(2,054,654)	(1,208,432)

Other income and expenses
Change in fair value of contingent consideration	85,909	—	325,309	—
Change in fair value of derivative liability	92,060	—	57,130	—
Interest and financing costs	(212,359)	(406,857)	(640,833)	(1,351,954)

Loss before discontinued operations	(253,229)	(1,001,071)	(2,313,048)	(2,560,386)
Gain/(loss) from discontinued operations - ESD	—	(93,470)	(80,838)	(335,715)
Loss from discontinued operations - GBC	—	(51,718)	—	(169,942)
Gain on disposal of subsidiary	893,515	—	893,515	—

Net income (loss)	$640,286	$(1,146,259)	$(1,500,371)	$(3,066,043)

Basic and diluted loss per share from continuing operations	$(0.03)	$(0.16)	$(0.27)	$(0.44)

Basic and diluted loss per share from discontinued operations	$—	$(0.02)	$(0.01)	$(0.09)

Basic and diluted loss per share from disposal of subsidiary	$0.10	$—	$0.10	$—

Basic and diluted weighted average number
of shares outstanding	9,257,005	6,358,161	8,687,026	5,764,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Consolidated Statements of Stockholders' Deficiency
For the three months ended February 29, 2020
(Unaudited)
	Common Stock		Series A Preferred		Additional	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Deficiency
Balance - December 1, 2019	9,004,014	$45,020	1,200,000	$1,200	$12,691,475	$(17,016,033)	$(4,278,338)

Issuance of common shares for convertible debt	307,692	1,538			18,462		20,000

Net income (loss)						640,286	640,286

Balance - February 29, 2020	9,311,706	$46,558	1,200,000	$1,200	$12,709,937	$(16,375,747)	$(3,618,052)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Consolidated Statements of Stockholders' Deficiency
For the nine months ended February 29, 2020
(Unaudited)
	Common Stock		Series A Preferred		Additional	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Deficiency

Balance - June 1, 2019	8,042,075	$ 40,210	1,200,000	$1,200	$12,083,696	$(14,875,376)	$(2,750,270)

Issuance of common shares for services	943,374	4,717			662,321		667,038

Issuance of common shares for sale of subsidiary	78,398	392			62,326		62,718

Issuance of common shares for deferred financing costs	64,500	323			19,410		19,733

Issuance of common shares for convertible debt	474,359	2,371			142,629		145,000

Common shares retired and cancelled	(291,000)	(1,455)			(260,445)		(261,900)

Net loss						(1,500,371)	(1,500,371)

Balance - February 29, 2020	9,311,706	$46,558	1,200,000	$1,200	$12,709,937	$(16,375,747)	$(3,618,052)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.

Consolidated Statements of Stockholders' Equity/(Deficiency)
For the three months ended February 28, 2019
	Common Stock		Series A Preferred		Additonal	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Deficiency
Balance - December 1, 2018	6,096,676	$30,483	1,200,000	$1,200	9,175,424	$(8,718,128)	$488,979

Issuance of common shares for services	177,832	889			238,515		239,404

Issuance of common shares for deferred financing costs	34,314	172			64,060		64,232

Issuance of common shares for convertible debt	469,249	2,346			600,595		602,941

Issuance of common shares at $0.15 per share	201,333	1,007			149,993		151,000

Issuance of common shares at $0.30 per share	3,333	17			4,983		5,000

Net loss						(1,146,255)	(1,146,255)

Balance - February 28, 2019	6,982,738	$34,914	1,200,000	$1,200	$10,233,270	$(9,864,383)	$405,301

The accompanying notes are an integral part of these consolidated financial statements.

Life On Earth, Inc.
Consolidated Statement of Stockholders' Equity (Deficiency)
For the nine months ended February 28, 2019
(Unaudited)
	Common Stock		Series A Preferred		Additional	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Paid in capital	Deficit	(Deficiency)
Balance - June 1, 2018	4,716,317	$23,582	1,200,000	$1,200	$5,793,569	$(6,798,340)	$(979,989)

Issuance of common shares for services	276,712	2,693			428,187		430,880
Issuance of common shares for deferred financing costs	213,314	1,066			699,547		700,613
Issuance of common shares for convertible debt at par value	974,455	4,872			1,665,277		1,670,149
Issuance of common shares at $0.10 per share	270,000	1,350			133,650		135,000
Issuance of common shares at $0.15 per share	201,333	1,007			149,993		151,000
Issuance of common shares at $0.30 per share	3,333	17			4,983		5,000
Issuance of common shares for acquisition of JCG	327,273	327			636,546		636,873
Contingent consideration for additional shares related to the acquisition of JCG					721,818		721,818
Net loss						(3,066,043)	(3,066,043)

Balance - February 28, 2019	6,982,737	$34,914	1,200,000	$1,200	$10,233,570	$(9,864,383)	$405,301

The accompanying notes are an integral part of these consolidated financial statements.

Life On Earth, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	February 29,	February 28,
	2020	2019
Cash Flows From Operating Activities
Net loss from continuing operations	$(1,500,371)	$(3,066,043)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	482,153	479,914
Depreciation and amortization	69,000	—
Goodwill impairment	145,000	—
Impairment of intangible assets	150,000	—
Provision for obsolete and excess inventory	77,765	—
Amortization of interest and financing costs	430,805	1,353,316
Share based finance costs	67,194	—
Provision for bad debts	(39,693)	50,000
Change in fair value of contingent liability	(325,309)	—
Disposal of discontinued subsidiary	(811,383)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	53,421	73,826
Inventory	118,894	23,715
Prepaid expenses and other current assets	77	51,821
Increase (decrease) in:
Accounts payable, accrued expenses and contingent liability	595,763	(161,798)

Cash used in continuing operations	(486,684)	(1,195,249)
Cash (used)/provided by discontinued operations	—	563,825
Cash (used)/provided by operating activities	(486,684)	(631,424)

Cash Flows From Investing Activities
Acquisition of subsidiary, net of cash acquired	—	265
Cash (used)/provided by investing activities	—	265

Cash Flows From Financing Activities
Repayment of loans payable	—	(260,902)
Repayment of notes payable	(54,042)	(410,000)
Proceeds from notes payable, net of financing costs	—	125,000
Proceeds from lines of credit, net of financing costs	55,000	—
Payment of lines of credit	(64,833)	—
Proceeds from convertible notes payable, net of financing costs	409,240	695,000
Repayment of convertible notes payable	(6,000)	(5,000)
Proceeds from sales of common stock	—	291,000
Cash (used)/provided by financing activities of continuing operations	339,365	435,098
Cash (used)/provided by financing activities of discontinued operations	—	76,700
Cash (used)/provided by financing activities	339,365	511,798

Net Increase (decrease) in Cash, Cash Equivalents and Restricted Cash	$(147,319)	$(119,361)

Cash, Cash Equivalents and Restricted Cash - beginning	156,156	189,317

Cash, Cash Equivalents and Restricted Cash - end	$8,837	$69,956

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$—	$15,853

Noncash investing and financing activities:
Common stock issued for acquisition	$—	$1,360,000

Common stock issued to satisfy note payable	$—	$150,000

Common stock issued for deferred financing costs	$—	$700,614

Common stock issued for payment of note payable - related party	$—	$2,000

Common stock issued to satisfy accounts payable and accrued expenses	$184,885	$—

Common stock issued for convertible debt	$145,000	$—

Common stock issued with convertible debt as financing fee	$19,733	$1,670,149

Common stock issued for sale of subsidiary	$62,718	$—

During the nine months ended February 29, 2019, the Company acquired certain business net assets (See Notes 7)
Cash	$—	$265
Accounts receivable	—	167,700
Inventory	—	72,035
Intangible assets	—	1,185,000
Accounts payable	—	(65,000)
Net assets acquired	$—	$1,360,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.

Notes to Condensed Consolidated Financial Statements

February 29, 2020

(Unaudited)

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

Life On Earth, Inc. (the “Company”) is an innovative brand incubator and accelerator focused on building and scaling concepts in the natural consumer products category. Our mission is to bring our strategic focus and long-term forward-looking vision to consumers in the health, wellness and active lifestyle spaces through superior branding, product quality, targeted acquisitions and retail experience in the functional beverage and other wellness categories.

Our objective is to grow as rapidly as possible (both organically and via strategic alliances and acquisitions) using the public capital markets for access to capital. The companies and assets sought by us will be those that already have market penetration in the following segments: (1) Sales (2) Marketing (3) Established Distribution network and (4) Manufacturing infrastructure in place.

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Victoria’s Kitchen, LLC (“VK”) and The Chill Group, LLC (“JC”). During the year ended May 31, 2019, the Company sold the Giant Beverage Company, Inc. (“GBC”) and their results are included herein as discontinued operations.

On June 21, 2019, the Company made the determination to shut down and discontinue the operations of ESD and further focus on the brand portfolio. Effective November 4, 2019, ESD filed for Chapter 7 bankruptcy protection. On December 11, 2019, the Company received a final decree from the United States Bankruptcy Court ruling that a Chapter 7 bankruptcy estate for ESD had been fully administered. The results of operations of ESD for the nine months ended February 29, 2020 are included herein as discontinued operations in the financial statements. The Company has recognized a gain on the disposal of ESD in the amount of $893,515 for the three month and nine months ended February 29, 2020,as reported in the condensed consolidated statements of operations.

On October 3, 2019, the Company announced its intention to expand its business as a Consumer-Packaged Goods (“CPG”) Company into the Business to Consumer (“B2C”) space of the cannabis marketplace. The Company believes that having a direct relationship with consumers in the cannabis industry will allow it the best opportunity to leverage its brands such as Just Chill and continue to grow as a CPG company. There are no guarantees that the Company can successfully enter the cannabis marketplace and currently it is in the exploratory stages of identifying potential acquisition targets as well as strategic partners in order to generate revenues from that segment of the market. The Company believes that entering the direct to consumer segment of the cannabis market will be complimentary to its current business and will enhance the strategic focus in the health, wellness, and active lifestyle space.

The Company was incorporated in Delaware in April 2013 and acquired VK in October 2017, and JC in August 2018. The Company currently markets and sell beverages, primarily through third party distributors.

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

Reverse Stock Split

On November 11, 2019, the Company’s Board of Directors (the “Board”) and a majority of shareholders approved a reverse stock split at a ratio of one-for-five shares of common stock, without changing the par value, rights, terms, conditions, and limitations of such shares of common stock,  (the “Reverse Stock Split”). The Reverse Stock Split became effective on March 25, 2020 (the “Effective Date”), pursuant to approval from the Financial Industry Regulatory Authority (“FINRA”), whereupon the shares of our common stock will begin trading on a split adjusted basis. All share and per share information has been retroactively adjusted to reflect the impact of this reverse stock split.

Net Loss Per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As of February 29, 2020, and May 31, 2019, warrants and convertible notes payable could be converted into approximately 2,440,000 and 1,143,000 shares of common stock, respectively.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of February 29, 2020 and does not expect this to change significantly over the next 12 months.

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

At February 29, 2020 and May 31, 2019, the Company had cash and cash equivalents of $8,837 and $106,156 respectively. The May 31, 2019 balance is adjusted for cash in ESD that has been reclassed to assets from discontinued operations. At November 30, 2019 and May 31, 2019, cash equivalents were comprised of funds in checking accounts, savings accounts and money market funds.

Restricted cash refers to money that is held for a specific purpose and therefore not available to the Company for immediate or general business use. Restricted cash as of May 31, 2019 included $50,000 in an escrow account for the resale of GBC, which was released to the buyers as of July 5, 2019. There was no restricted cash as of February 29, 2020.

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

As of February 29, 2020 and May 31, 2019, the allowance for doubtful accounts was $15,543 and $24,150, respectively.

Inventory

Inventory consists of finished goods and raw material which are stated at the lower of cost (first-in, first-out) and net realizable value and include adjustments for estimated obsolete or excess inventory. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. During the three and nine months ended February 29, 2020, the Company recorded and provision for obsolete and excess inventory of $0 and $78,000, respectively, which was recorded as cost of goods sold. As of February 29, 2020, and May 31, 2019, there was approximately $19,000 and $216,000 of inventory on hand, respectively.

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

Advertising

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to approximately $36,642 and $45,180 for the nine months ended February 29, 2020 and February 28, 2019, respectively.

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

The Company has incurred losses from inception of approximately $16,400,000, has a working capital deficiency of approximately $3,800,000 and a net capital deficiency of approximately $3,600,000, which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. As of February 29, 2020, the Company did not have sufficient cash on hand to fund operations for the next 12 months. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and receive additional loans from third parties and related parties. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

Sales and Accounts Receivable

During the nine months ended February 29, 2020, sales to 5 customers accounted for approximately 87% of the Company’s net sales. These five customers accounted for 38%, 13%, 12%, 12% and 12% of the Company’s net sales, respectively.

During the nine months ended February 28, 2019, sales to 3 customers accounted for approximately 34% of the Company’s net sales. These three customers accounted for 12%, 12% and 10% of the Company’s net sales, respectively.

Five customers accounted for approximately 70% of the Company’s accounts receivable as of February 29, 2020. These five customers accounted for 19%, 17%, 13%,11% and 10% of the Company’s accounts receivable, respectively.

Two customers accounted approximately 36% of the Company’s accounts receivable as of February 28, 2019. These two customers accounted for 21% and 15% of the Company’s accounts receivable, respectively.

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

The carrying value of our contingent liability approximated the fair value as of February 29, 2020 in considering Level 1 inputs within the hierarchy.

The carrying value of our derivative liability as of February 29, 2020 approximated the fair value in considering Level 3 inputs within the hierarchy. The Company’s derivative liability is measured at fair value using the Black Scholes valuation methodology.

For the nine months ended February 29, 2020 the following input were utilized to derive the fair value of our derivative liability:

February 29,
2020
Risk free interest rate	0.97% - 1.81%
Expected dividend yield	0
Expected term (in years)	1
Expected volatility	27.50% - 52.66%

The following tables set forth by level, within the fair value hierarchy, the Company’s financial instruments carried at fair value as of February 29, 2020 and May 31, 2019:

	February 29, 2020
	Level 1	Level 2	Level 3	Total
Contingent liability	$57,273	$—	$—	$57,273
Derivative liability	—	—	90,859	90,859
Total	$57,273	$—	$90,859	$148,132

	May 31, 2019
	Level 1	Level 2	Level 3	Total
Contingent liability	$382,582	$—	$—	$382,582
Derivative liability	—	—	—	—
Total	$382,582	$—	$—	$352,582

Note 5 – ESD DISCONTINUED OPERATIONS

On June 21, 2019 the Company shut down the ESD operation to further concentrate its efforts and available resources on its core brands and any additional brands it acquires. On November 4, 2019, ESD filed for Chapter 7 bankruptcy protection. On December 11, 2019, the Company received a final decree from the United States Bankruptcy Court that a Chapter 7 bankruptcy estate for ESD had been fully administered. As a result, the Company discharged approximately $851,000 in accounts payable and accrued expenses and recorded a gain on the disposal of discontinued subsidiary in the amount of $891,000 during the three and nine months ended February 29, 2020.

Accordingly, the results of operations for ESD have been reclassed to discontinued operations for the three and six months ended February 29, 2020 and the year ended May 31, 2019. The Company recognized a loss from discontinued operations of $0 and $80,838 for the three and nine months ended February 29, 2020, respectively, related to the ESD operations. The Company recognized a loss from discontinued operations of $93,470 and $335,715 for the three and nine months ended February 28, 2019 and February 28, 2019, respectively, related to the ESD operations.

Below are the results from discontinued operations for the three and nine  months ended February 29, 2020 and February 28, 2019 for ESD:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Sales, net	$—	$113,396	$5,911	$834,556
Cost of goods sold	—	75,945	16,303	627,645
Gross profit	—	37,451	(10,392)	206,911
Operating expenses	—	120,684	33,322	459,905
Loss from operations	—	(83,233)	(43,714)	(252,994)
Other expenses:
Interest and finance costs	—	(10,237)	(8,074)	(82,721)
Loss on sale of fixed assets	—	—	(29,050)	—
Net loss	$—	$(93,470)	$(80,838)	$(335,715)

The table below summarizes the net liabilities of the discontinued operations of ESD that were discharged during the three months ended February 29, 2020.

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

Note 6 – GBC DISPUTE RESOLUTION AND SALE

On May 7, 2019, the Company , Giant Beverage, Inc. (“Giant”), and Frank Iemmiti and Anthony Iemmiti (“Frank and Anthony Iemmiti”) entered into a Dispute Resolution and Resale agreement that resolved all existing disputes between the two parties and resulted in the sale of the ownership of Giant to Frank and Anthony Iemmiti. The effective date of the Resale was March 1, 2019. On July 4, 2019, the Company and Frank and Anthony Iemmiti executed the amended Dispute Resolution and Resale Agreement. Under the terms of the agreement, the Company deposited $50,000 into an Attorney’s Trust Account, this was accrued for as of May 31, 2019. Frank and Anthony Iemmiti had a continuing obligation to provide the Company with all financial information of Giant that the Company needed to complete its SEC reporting requirements. Having successfully filed of all SEC documents this money was released from the Attorney’s Trust account to Frank and Anthony Iemmiti. In addition, the Company paid to Frank and Anthony Iemmiti the additional stated consideration in the Settlement Agreement, specifically 391,988 shares of the Company’s stock which was valued at $62,718. The number of shares of which was determined by the closing price, $.16 per share, the day prior to execution of the Settlement Agreement. This amount was accrued for as of May 31, 2019. This released all current and future causes of actions and claims against the Company. At the closing, the Company sold the Giant Company to Frank and Anthony Iemmiti in exchange for their transfer to the Company of 1,455,000 Common Stock Shares previously held by Frank and Anthony Iemmiti. During the year ended May 31, 2019, the Company incurred a loss of $733,557 on the resale of GBC and recorded a charge of $169,942 related to the loss on discontinued operations.

Below are the results from discontinued operations for the three and six months ended February 28, 2019 for GBC:

	For the three months ended	For the nine months ended
	February 28	February 28
	2019	2019
Sales, net	$595,530	$2,134,080
Cost of goods sold	500,115	1,804,242
Gross profit	95,415	329,838
Operating expenses	131,546	477,563
Loss from operations	(36,131)	(147,725)
Other expenses:
Interest and finance costs	(15,587)	(22,217)
Loss on sale of fixed assets	—	—
Net loss	$(51,718)	$(169,942)

The table below summarizes the net assets sold and the consideration paid for the sale of GBC as of February 28, 2019, the day prior to the effective date of the resale.

Assets
Cash and cash equivalents	$19,915
Accounts receivable	62,458
Inventory	109,143
Equipment	54,255
Notes receivable	5,943
Goodwill	726,890
Intangible assets	422,003
Other assets	72,341
Total assets	$1,472,948
Liabilities
Accounts payable and accrued expenses	$405,222
Loans payable	42,645
Lines of credit	32,357
Current maturities of loan payable – stockholders	$109,995
Total Liabilities	$590,219
Other consideration paid to buyers
Cash	$50,000
391,988 Shares of Common stock at $.16 per share	62,718
Less: consideration paid by buyers
1,455,000 shares of the Company’s common stock at $0.18 per share	(261,900)
Loss on sale of subsidiary	$(733,557)

Note 7 – JCG ACQUISITION

To support the company’s strategic initiatives, the Company acquired JCG and the JCG brands.

Effective August 2, 2018, the Company entered into an agreement (the “JCG Agreement”) to acquire all of the outstanding stock of JCG in exchange for 1,636,363 shares of the Company’s restricted common stock valued at $0.39 per share for a total value of approximately $638,000. If these shares are trading below $0.30 after August 2, 2019, the Company would be required to issue additional shares so that the value of the 1,636,363 shares plus these additional shares, with a floor price of $0.20, will be equal to $900,000. On August 2, 2019, the 12-month anniversary of the acquisition of JCG the Company determined that the Company’s stock price closed below the contractual floor for remeasurement of the purchase consideration and additional consideration was due to the sellers. As of May 31,2019 the Company accrued approximately $383,000 to reflect the fair value of the contingent consideration related to the acquisition. During the three and six months ended November 30, 2019, the Company recorded a change in the fair value of the contingent liability of $239,400. As of November 30, 2019, the contingent shares have not been issued.

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

The intangibles relate to trademarks and copyrights acquired in the JC acquisition and are being amortized over a 5-year period. For the three and nine months ended February 29, 2020 the Company recorded amortization expense of $23,000 and $69,000, respectively, related to the JC intangibles. For the three and nine months ended February 28, 2019 the Company recorded amortization expense of $0 and $0, respectively, related to the JC intangibles. The Company recorded an impairment charge of $725,000 against the intangibles recorded related to the acquisition of JCG during the year ended May 31, 2019, and, recorded an impairment charge of $150,000 during the nine months ended February 29, 2020. The balance of the intangibles related to the JC acquisition as of February 29, 2020 was $172,000.

Note 8 – INTANGIBLE ASSETS

Intangible assets as of February 29, 2020 and May 31, 2019 were as follows:

	February 29, 2020	May 31, 2019
Intangible assets:
Trademarks and copyrights	$460,000	$1,560,000

Less: accumulated amortization:
Trademarks and copyrights (1)	138,000	178,375
Less: Impairment	150,000	990,625
Net book value at the end of the year	$172,000	$391,000

_________

(1)	is net of amortization of intangible assets related to the ESD acquisition which have been reclassified to discontinued operations as of February 29, 2020 and May 31, 2019 on the consolidated balance sheet.

The Company amortizes its intangible assets using the straight-line method over a period ranging from 5-10 years. The Company reviews its intangible assets when there are indications of performance issues. During year ended May 31, 2019, the JCG brands did not perform at the level we anticipated, and sales milestones were achieved. The Company did not have the resources to support the brand during year ended May 31, 2019 and this had a direct impact on its performance. The Company has reorganized its focus on brands like JCG and expect that performance to improve during fiscal 2020, provided it can properly fund its operations. Based on this review and analysis, the Company recorded an impairment charge of $725,000 against the intangibles recorded related to the acquisition of JCG during the year ended May 31, 2019, and, recorded an impairment charge of $150,000 during the nine months ended February 29, 2020. In addition, as a result of the shutdown of the ESD operations in June 2019, the remaining unamortized intangible assets related to the ESD acquisition of $265,625 was written off as of May 31, 2019.

Amortization expense for the three and six months ended February 29, 2020 was $23,000 and $69,000, respectively.

Amortization for the three and nine months ended February 29, 2019 of $34,725 and $104,175, respectively, is included in discontinued operations.

The annual estimated amortization expense for intangible assets for the five succeeding years is as follows:

For the twelve months ended February 28,
2021	$92,000
2022	80,000
Thereafter	0
$172,000

Note 9 - GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from VK. The changes in the carrying amount of goodwill for the nine months ended February 29, 2020 and the year ended May 31, 2019 were as follows:

	February 29, 2020	May 31, 2019

Balance – beginning	$195,000	$195,000
Less-impairment	$145,000	$—

Balance – end	$50,000	$195,000

Goodwill resulting from the business acquisitions has been allocated to the financial records of the acquired entity.

Note 10 – NOTES PAYABLE – RELATED PARTY

On January 23, 2019, ESD issued a demand note in the amount of $10,000 to a related party. The note is unsecured, bears interest at an annual rate of 20% and had an original maturity date of March 1, 2019. On March 12, 2019, the obligations due under the terms of the note were assigned to the Company. The maturity date on the note has been extended to March 1, 2020. During the three and nine months ended February 29, 2020, the Company recorded interest expense of $500 and $1,500, respectively, and accrued interest on the note at February 29, 2020 amounted to $2,203.

On January 28, 2020, the Company issued a demand note in the amount of $8,200 to a related party. The note is unsecured, bears interest at an annual rate of 20% and has maturity date of January 28, 2021. During the three and nine months ended February 29, 2020, the Company recorded interest expense of $144.

Prior to ESD’s bankruptcy declaration, ESD became indebted to certain creditors in the total amount of $45,169 which indebtedness was personally guaranteed by Fernando Leonzo, the Company’s CEO. The debt was not protected under the ESD bankruptcy. On February 20, 2020, the Company and Fernando Leonzo entered into an agreement under which Fernando Leonzo would discharge the indebtedness personally and directly and the Company would pay Fernando Leonzo, $3,000 per month beginning on February 21, 2020 until such time that the indebtedness is fully discharged. Interest will accrue at an annual rate of 5% on any monthly payments not made by the 21st of the month. On February 21, 2020, the Company paid $3,000 to Fernando Leonzo in accordance with this agreement.

Note 11 – NOTES PAYABLE

The following table summarizes the Company’s Notes Payable as of February 29, 2020:

Issue Date	Maturity Date	Interest Rate	Original Amount	Original Issue Discount	Fee	Proceeds	Additional Principal	Accumulated Payments as of February 29, 2020	Accumulated debt conversions as of February 29, 2020	Balance February 29, 2020	Unamortized Capitated Finance Costs and Original Issue Discount at February 29, 2020	Amounts Reported per Balance Sheet at February 29, 2020

10/29/2018	11/15/2020	0.0%	$131,250	$6,250	$—	$125,000		$—	$—	$131,250	$24,609	$106,641

2/27/2019	2/27/2020	0.0%	$312,500	$62,500	$6,000	$244,000		$91,156	$—	$221,344	$—	$221,344

3/21/2019	3/20/2020	0.0%	$312,500	$62,500	$6,000	$244,000	$55,000	$80,083	$20,000	$267,417	$—	$267,417

5/16/2019	2/16/2020	7.0%	$75,000	$—	$—	$75,000		$—	$—	$75,000	$—	$75,000

								Total		$695,011	$24,609	$670,401

Two of the notes are in default and, as such, the Note Holders have the right at any time to convert up to 30% of the outstanding and unpaid principal amount and accrued and unpaid interest of the Notes.

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

On October 29, 2018, the Company issued a Secured Promissory Note (“SPN”), in the principal amount of $131,250 which had an original maturity date of November 15, 2019. The SPN does not bear interest. The SPN was issued with a 5% original issue discount. Under the terms of the Note, the Company shall repay the SPN note holder in 12 equal monthly installments of $10,938 beginning December 15, 2018. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 100,000 restricted shares of the Company’s common stock as of the date of the SPN at $0.32 per share and is obligated to issue an additional 100,000 shares, 180 days from the date of the SPN and an additional 100,000 shares, 270 days from the date of the SPN. As a result of this transaction, the Company recorded a deferred finance cost of $102,250, which is being amortized over the life of the SPN, of which, $20,310 and $44,850 was amortized during the three and nine months ended February 29, 2020, respectively.

As of February 29, 2020, the Company had not paid any of the monthly installments. On November 29, 2019, the maturity date of the note was extended to November 15, 2020. All other terms of the note remain the same. In consideration for the extension of the maturity date, the Company shall issue 656,250 shares of the Company’s restricted common stock, at $0.05 per share, the closing market price per share. As a result, the Company has recorded deferred finance cost of $32,813 during the nine months ended February 29, 2020, of which, $8,203 was amortized during the three and nine months ended February 29, 2020.

On February 27, 2019, the Company issued a Secured Note (“SN”), in the principal amount of $312,500 which matured on February 27, 2020. The SN does not bear interest. The SN was issued with a 20% original issue discount. Under the terms of the SN, the Company shall repay the SN note holder in 12 equal monthly installments of $26,042, beginning in March 2019. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 250,000 restricted shares of the Company’s common stock as of the date of the SN at $0.4099, and the Company recorded a charge to finance expense in the amount of $102,475. In addition, as a result of this transaction, the Company recorded a deferred finance cost of $62,500, which is being amortized over the life of the SN, and of which $16,856 and $46,397 was amortized during the three and nine months ended February 29, 2020, respectively.

On December 23, 2019, the Company and a Note Holder agreed to amend the Secured Note dated February 27, 2019 because of three amortization payment failures that have occurred since the original date of the Secured Note.

As a result of the amendment, (1) the Company shall issue 250,000 restricted common stock shares to the Note Holder; (2) Through January 31, 2020 (the “30 Day Period), the Note Holder will not issue any notices, demands, or otherwise or file any lawsuits regarding any alleged breach of the Secured Note or the SPA; (3) During the 30 Day Period, the Note Holder shall have the right to convert up to $39,063 (which amount equals the Monthly Principal Amortization Amount, as defined in the Secured Note times 1.5 (plus a conversion fee of $750 for each conversion amount) at a conversion price of $0.02 per share; (4) The Company shall bring the Note current during the 30 Day Period; (5) Should the Company fail to bring the Note current within the 30 Day Period, the Note Holder may elect to exercise its conversion rights for an additional 30 day period of between January 31, 2020 to February 28, 2020 (the “Second 30 Day Period”) as a follow on conversion after the 30 Day Period for the principal amount equal to or greater than $39,063, each such conversion of which shall reduce the principal amount then owed; and, (6) Should the Note Holder elect to proceed with the Second 30 Day Period, the Note Holder agrees to extend the Forbearance for the Second 30 Day Period. As of April 21, 2020, the 250,000 shares of restricted common stock have not been issued, and, the Note Holder has not exercised his conversion rights.

On March 21, 2019, the Company issued a 2nd Secured Note (“2-SN”), in the principal amount of $312,500 which had an original maturity date of March 21, 2020. The 2-SN does not bear interest. The 2-SN was issued with a 20% original issue discount. Under the terms of the SN, the Company shall repay the 2-SN note holder in 12 equal monthly installments of $26,042 beginning in April 2019. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 250,000 restricted shares of the Company’s common stock as of the date of the 2-SN at $0.365, and the Company recorded a charge to finance expense in the amount of $91,250. In addition, as a result of this transaction, the Company recorded a deferred finance cost of $62,500, which is being amortized over the life of the 2-SN, and of which $50,371 was amortized during the nine months ended February 29, 2020.

Since execution date of the 2-SN, the Company made two scheduled payments aggregating $52,083. On October 30, 2019 and during the nine months ended February 29, 2020, in order to avoid default under the note for any further missed payments, the Company and the 2-SN note holder have agreed to a series of amendments to the 2-SN which, (i) increase the principal due under the 2-SN by a total of $55,000, which has been recorded as a finance cost during the three and six months ended November 30, 2019, (ii) the Company agreed to pay $28,000, and (iii) the Company shall repay the remaining unpaid principal due on the 2-SN note in 7 equal monthly installments of $41,059 beginning on November 30, 2019. As of April 21, 2020, the Company has not made an installment payment. The series of amendments to the 2-SN was treated as an extinguishment of the old 2-SN and an issuance of a new 2-SN. As a result of the extinguishment of the old 2-S, the Company has recorded an additional charge to finance expense in the amount of $19,121, during the nine months ended February 29, 2020, the amount of which represents the remaining balance of the unamortized 20% original issue discount as of October 30, 2019, the date of the most recent amendment.

On December 18, 2019, the Note Holder converted $20,000 of the outstanding debt into 1,538,462 shares of the Company’s common stock at $0.013 per share and the maturity date was extended to May 31, 2020.

On May 16, 2019, the Company issued a Second Secured Promissory Note (“2-SPN”), in the principal amount of $75,000 which matured on February 16, 2020. The 2-SPN bears interest at an annual rate of 7% and is due on maturity. As additional consideration for the funding of the 2-SPN, the Company has issued an aggregate of 37,500 restricted shares of the Company’s common stock as of the date of the 2-SPN at $0.40 per share and is obligated to issue an additional 37,500 shares, 180 days from the date of the 2-SPN and an additional 37,500 shares, at maturity. The company recorded interest expense of $1,309 and $4,157 for the three and nine months ended February 29, 2020, respectively. As a result of this transaction, the Company recorded a deferred finance cost of $60,679, which is being amortized over the life of the 2-SPN, of which $16,856 and $57,308 was amortized during the three and nine months ended February 29, 2020.

As of February 29, 2020, future principal payments of the note payable were approximately as follows:

For the twelve months ending February 29,

2021	$695,011

Note 12 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the Company’s convertible notes payable as of February 29, 2020:

	February 29, 2020
	Unamortized deferred finance costs and original issue discount	Principal	Net
2017 NPA Notes	—	737,500	737,500
The 2nd Note Offering	11,189	355,000	343,811
2020 Note Issuances	129,541	499,500	369,959

	$140,730	$1,592,000	$1,451,270

As of February 29, 2029, $160,000 of convertible notes have passed their maturity date. One convertible note is in default as the holder has submitted a request for payment and declared in default by the note holder.

On September 12, 2019 the Company was served with a summons from the Supreme Court of the State of New York to answer a complaint filed by the Gankaku Living Trust (“Gankaku”) (Gankaku Living Trust v. Life on Earth Inc., Supreme Court of New York, No.655189/2019) claiming a breach of contract and default upon the Note. The Note was issued to the Gankaku Living Trust (“Gankaku”) by the Company on May 24, 2018 with an original maturity date of May 24, 2019. This maturity date of this note was extended on May 24, 2019 until June 24, 2019. The Company paid the outstanding interest on the note of $7,000 as part of this extension. On June 25, 2019, Gankaku’s legal counsel sent a demand letter to the Company requesting payment in full. Under the terms of the convertible note, the Company had 10 business days to pay the outstanding balance or the note would be in default. Under the terms of the note, upon default, the Holder shall be issued the number of common stock equal to the outstanding balance multiplied by 125%, divided by the average price, as defined. On July 17, 2019 the Gankaku’s counsel sent the Company’s counsel an official notice of default for the note and demanded the immediate issuance of Common Stock per the convertible note agreement and also demanded that the Company make all of its assets available to the Gankaku Living Trust as collateral. The Company has retained counsel to represent it during these proceedings. Prior to the filing of the Complaint, the Company responded to Gankaku confirming that Gankaku can exercise their rights to have shares issued to settle the outstanding debt, but that once the shares are issued, the Company’s obligations under the Note will have been met and the Company does not have to make its assets available for collection since the debt would have been settled with the issuance of the shares. As of April 11, 2020, the parties have not engaged in extensive discovery, but the Plaintiff filed a Motion for Summary Judgment on November 22, 2019 and the Company filed its opposition brief on December 4, 2019. The Court has not yet issued a ruling on the motion and no trial date has been set.

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

During the nine months ended February 29, 2020, the Company paid one convertible note holder $6,000 of principal.

As of February 29, 2020 and May 31, 2019, the outstanding balance of the 2016 Convertible Notes was $0 and $6,000, respectively.

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

On January 26, 2018, the Company entered into an NPA, pursuant to which the Company issued a Note in the amount of $125,000 (the “Note Purchase”). The Note bears interest at 7% per annum and matures on January 26, 2019. In connection with the NPA, the Company and the Purchaser also entered into a Side Letter, pursuant to which, as additional consideration for the NPA, the Company agreed to (i) pay to the Purchaser, the first $125,000 in cash proceeds received by the Company in connection with a NPA from third parties unaffiliated with the Purchaser (the “Cash Payment”) shall be used to reduce the amount due to the Purchaser under the $175K Note , and (ii), with certain exceptions, not issue any shares of common stock or other securities convertible into shares of common stock unless and until the Cash Payment has been made in full. In January 2019, the $125,000 note which was issued on January 26, 2018 plus accrued and unpaid interest amounting to $8,654 was converted into 891,026 shares of the Company’s common stock at $0.15 per share. As of February 29, 2020 and May 31, 2019, the outstanding balance was $0.

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

In July 2018, the Company (i) issued 500,000 common shares to note holder at a conversion price of $0.175 per share, to cancel $87,500 of principal amount due by the Company regarding the $175K Note; (ii) issued 300,000 shares at $0.175 per share to the note holder representing 100,000 shares per month penalty for the 3 month period from February 2018 through April 2018; (iii) paid the note holder an aggregate of $19,250 representing 4 months of accrued interest due by the Company from January 2018 through April 30, 2018 regarding the $650K and the $175K Notes; and, (iv) shall issue 196,677 shares to the note holder representing the remainder of interest due through December 31, 2018, representing $4,302 per month due on the total principal amount due of $737,500. As a result of these transactions, the Company recorded finance costs of $0 and $52,977 during the three and nine months ended February 29, 2020, respectively.

As of February 29, 2020, and May 31, 2019, the outstanding balance was $737,500 and 737,500, respectively.

The company recorded interest expense of $12,906 and $25,813 during the three and six months of November 30, 2019, respectively.

The total amount of accrued and unpaid interest expense on the NPA as of February 29, 2020 and May 31, 2019 was $94,622 and 52,391, respectively.

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

As a result of this transaction, the Company recorded deferred finance costs in the aggregate amount of $587,869, of which, $13,426 and $69,111 was amortized during the three and nine months ended February 29, 2020, respectively.

During the nine months ended February 29, 2020, one (1) investor converted $100,000 of notes plus $10,088 of interest into 833,333 shares of common stock at $0.15 per share. As a result of this transaction the Company recorded a finance cost of $14,917. During the nine months ended February 28, 2019 there were no conversions under the second offering.

As of February 29, 2020, and May 31, 2019, the outstanding balance was $355,000 and $455,000, respectively.

The 2020 Notes

On September 10, 2019, the Company issued a Convertible Promissory Note, in the principal amount of $110,000 which matures on September 9, 2020. The note bears interest at an annual rate of 10% and is due on maturity. The note was issued with a 10% original issue discount. On or after the maturity date, the note may be converted into the Company’s common stock at a conversion price equal to $0.15 per share or 70% of the average closing price on the primary trading market on which the Company’s common stock is quoted for the last thirty (30) trading days immediately prior to but not including the conversion date, whichever is lower (the “Conversion Price”). Upon the occurrence of any Event of Default, as defined by the note, then the conversion price shall be reduced to a price of $0.12 per share or 56% of the average closing price on the primary trading market on which the Company’s common stock is quoted for the last thirty (30) trading days, whichever is lower. As additional consideration for the funding of the note, the Company has issued an aggregate of 165,000 restricted shares of the Company’s common stock as of the date of the note at $0.108 per share. As a result of this transaction, the Company recorded deferred finance costs totaling $28,820, which is being amortized over the life of the note, of which $6,004 and $12,008 was amortized during the three and nine months ended February 29, 2020, respectively.  The Company recorded interest expense of $2,743 and $5,184 during the three and nine months ended February 29, 2020, respectively.

On September 23, 2019, the Company issued a 10% Convertible Redeemable Note, in the principal amount of $287,500 which matures on September 23, 2020. The note bears interest at an annual rate of 10% and is due on maturity but may be paid during the term of the note in Company common stock. Any portion of the principal amount note may be converted into the Company’s common stock at a conversion price equal to 60% of average of 2 lowest closing days with 15-day lookback, based on conversion notice date. The proceeds of the note were reduced by $37,500 to pay for management fees and legal services. As a result of this transaction, the Company recorded a derivative liability of $122,174 and a deferred finance costs totaling $159,674, which is being amortized over the life of the note, of which $33,265 and 66,530 was amortized during the three and nine months ended February 29, 2020. The Company recorded interest expense of $7,168 and $12,524 during the three and nine months ended February 29, 2020, respectively, and recorded a change in the fair value of the derivative liability of $73,072 and $45,247 during the three and nine months ended February 29, 2020, respectively.

On October 25, 2019, the Company issued a Convertible Promissory Note, in the principal amount of $68,000 which matures on October 25, 2020. Under the terms of the Note, in the event of a default, the principal amount of the note shall increase by 150%. As a result, the company recorded a finance cost of $34,000 during the three months ended February 29, 2020. The note bears interest at an annual rate of 10% and is due on maturity. Any portion of the principal amount note may be converted into the Company’s common stock at a conversion price equal to 65% of average of 2 lowest closing days with 15-day lookback, based on conversion notice date. The proceeds of the note were reduced by $7,760 to pay for management fees and legal services. As a result of this transaction, the Company recorded a derivative liability of $25,815 and a deferred finance costs totaling $33,575, which is being amortized over the life of the note, of which $6,995 and $13,990 was amortized during the three and nine months ended February 29, 2020.  The Company recorded interest expense of $1,695 and 2,366 during the three and nine months ended February 29, 2020, respectively, and recorded a change in the fair value of the derivative liability of $18,988 and $11,833 during the three and nine months ended February 29, 2020, respectively.

As of February 29, 2020, future principal payments of the convertible notes payable were approximately as follows:

For the twelve months ending February 29,

2021	$1,592,000

Note 13 – LINES OF CREDIT

In April 2017, the Company entered into three credit lines with a small business lender that allows the Company to borrow up to $35,000 and bears interest at 94% per annum. The facilities require weekly payments of principal and interest. At May 31, 2019 the aggregate outstanding balance was $34,732. At February 29, 2020 the aggregate outstanding balance was $24,899.

Note 14 – CAPITAL STOCK

As of February 29, 2020, the authorized common stock of the Company was 100,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. At February 29, 2020 and May 31, 2019, respectively, there were 1,200,000 shares of preferred stock outstanding.

On November 11, 2019, the Board of Directors and a majority of the voting power approved a resolution to effectuate a 5:1 Reverse Stock Split.  Under this Reverse Stock Split each 5 shares of our Common Stock will be automatically converted into 1 share of Common Stock.  To avoid the issuance of fractional shares of Common Stock, the Company will issue an additional share to all holders of fractional shares.  In addition, as discussed below, the Board of Directors and the holders of a majority of the voting power approved a resolution to effectuate an increase in authorized Shares of Common Stock from One Hundred million (100,000,000) to Two Hundred million (200,000,000) shares of common stock, $0.001 par value. The Company received approval from FINRA on March 25, 2020 an, on that date, the reverse stock split became effective

The number of authorized, issued and outstanding, and available shares of common shares as of March 2020, immediately after the reverse stock split was approved by FINRA are disclosed in the table below:

	Authorized Shares of Common Stock	Number of Issued and Outstanding Shares of Common Stock	Number of Shares of Common Stock Available in Treasury for Issuance

As of March 25, 2020, Pre-Increase in Authorized and Reverse Stock Split	100,000,000 shares of Common Stock	46,937,678 shares of Common Stock	53,062,322 shares of Common Stock

As of March 25, 2020, Post- Increase in Authorized and Reverse Stock Split	200,000,000 shares of Common Stock	9,387,536 shares of Common Stock	190,612,464 shares of Common Stock

Preferred Stock

The Preferred Stock has the following rights and privileges:

Voting – One share of preferred stock has the equivalent voting rights as 50 shares of common stock.

Preferred shares outstanding Preferred Shares	February 29, 2020
Shares Outstanding
Fernando Oswaldo Leonzo	600,000
Robert Gunther	300,000
Jerry Gruenbaum	100,000
John Romagosa	200,000
Total	1,200,000

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

Shares of common stock issued for services

The Company issues shares of common stock in exchange for financing and services provided by select individuals and or vendors. During the nine months ended February 29, 2020 and February 28, 2019 the Company issued 1,560,631 and 2,266,421 shares, respectively. Also, the Company cancelled 291,000 shares during the nine months ended February 29, 2020.

Warrants

Warrants outstanding

		9 months ended February 29, 2020		9 months ended February 28, 2019
		Weighted		Weighted
		Average		Average
	Warrants	Exercise price	Warrants	Exercise price
Exercisable – June 1,	349,000	$4.25	149,000	$4.25
Granted – JCG acquisition	—	—	200,000	4.25
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding	349,000	$4.25	349,000	$4.25

Exercisable – at end of period	349,000	$4.25	349,000	$4.25

Warrants		Strike
Underlying Shares	Expiration	Price
80,000	September 30, 2021	$4.25
33,000	October 7, 2021	$4.25
200,000	August 2, 2020	$4.25
6,000	September 20, 2021	$4.25
30,000	September 29, 2021	$4.25
349,000

Note 15 - COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of ESD, the Company assumed a lease for approximately 13,000 square feet of warehouse space located in Gilroy, California at a base rent of $5,248 per month. The lease terminates on June 30, 2021. In addition, the Company entered into an employment agreement with a general manager, for a period of one year at a cost of $58,000. The employment agreement expired in July 2017. During June 2019, the Company shut down ESD’s operations. As part of this shut down, the Company and the landlord agreed to find a new tenant for the facility. The landlord has leased the property to a third party and the Company’s obligation under the lease ended effective August 1, 2019.

Rent expense for the six months ended February 29, 2020 and February 28, 2019, respectively, totaled $2,042 and $3,477, respectively.

On November 20, 2019, a Complaint was filed with the Superior Court-Judicial District of New Haven by a former employee, naming the Company as Defendant. The Complaint claims that the Company owes the former employee back wages of $60,000 and unpaid expenses of $20,000, which were due to be paid to the former employee upon his termination from the Company on November 1, 2019, in accordance with an employment agreement dated November 18, 2018. The Company has responded that the employee was terminated for cause and, as such, no longer obligated under the terms of the employment agreement. As of April 11, 2020, the parties have not engaged in extensive discovery or and substantial motion practice and no trial date has been set. In addition to the back wages of $60,000, severance of $45,000 and unpaid expenses of $20,000, the Company has recorded legal expenses of $15,000 during the nine months ended February 29, 2020, as a result of receiving the Complaint.

Note 16 - INCOME TAXES

The deferred tax attributes consist of the following:

	February 29, 2020	May 31, 2019
Net operating loss carryforward	$4,161,000	$3,698,000
Stock based compensation	1,372,000	1,185,000
Valuation allowance	(5,533,000)	(4,883,000)
Deferred tax asset, net	$—	$—

For the nine months ended February 29, 2020, the valuation allowance increased by approximately $650,000.

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

The deferred tax asset differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

Effective Income Tax Rate Reconciliation
	2020	2019
Federal Rate	21%	21%
State Rate	6%	6%
Valuation Allowance	(27)%	(27)%
Effective income tax rate	0%	0%

As of February 29, 2020, the Company has net operating loss carryforwards of approximately $16,000,000 to reduce future federal and state taxable income.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examinations

Note 17 - RELATED PARTY TRANSACTIONS

In October 2013, the Company signed a distribution agreement with Gran Nevada Beverage, Inc. (“Gran Nevada”), an entity related through common management and ownership. During the nine months ended February 29, 2020 and February 28, 2019, the Company sold $0 and $72,592 respectively. These products were produced by a third party copacker and were not purchased from Gran Nevada. The availability of third party copackers that can produce an Horchata are limited and it directly impacts sales. As there is currently no co-packing available for this product the Company does not know if they will be able to produce this product again in the future.

Note 18 - SUBSEQUENT EVENTS

On February 5, 2020, Michael Bloom resigned as the Company’s director.  On February 18, 2020, the Company and Michael Bloom executed a Separation and Mutual Release Agreement providing for compensation to Michael Bloom of 630,377 shares of common stock for the period December 1, 2019 through February 5, 2020, which have not yet been issued. Total compensation paid or unpaid to Michael Bloom amounted to the aggregate of 1,512,095 common stock shares during his term as director from June 17, 2019 through February 5, 2020.

On March 10, 2020, the Company issued 450,000 shares of its common stock, valued at approximately $22,250, for a conversion of debt at $0.05 per share.

During March 2020, three former directors voluntarily surrendered a total of 759,281 shares of the Company’s common stock. Also, during March 2020, the Company issued approximately 505,514 share of commons stock for services.

During May 2020, the Company issued 1,449,170 shares of its common stock, valued at approximately $13,300, for a conversion of debt at prices ranging from $0.0069 per share to $0.0136 per share.

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

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Life On Earth, Inc. (the “Company,” “our” or “we”), should be read in conjunction with the notes thereto. In the opinion of management, the unaudited condensed consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

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

Our Board and management team has over 50 years of combined experience in the consumer-packaged goods industry. To further enhance the Company’s product portfolio, we have acquired additional brands. In October 2017, the Company acquired Victoria’s Kitchen, LLC (“VK”) and on August 2, 2018 the Company acquired the Just Chill brand through an acquisition of the Chill Group LLC. The Company also had Direct Store Delivery (“DSD”) companies with the previous acquisitions of the Energy Sources Distributors, Inc. and the Giant Beverage Company, but the revised focus of the Company is on our brands as well as the direct to consumer access through a direct to delivery platform and/or a retail experience. To allow the Company to focus its resources on their brands, the Company executed a sale of the Giant Beverage Company effective March 1, 2019. In June 2019, the Company discontinued the ESD operation to further concentrate its efforts and available resources to its core brands and any additional brands it acquires.

On October 3, 2019, the Company announced its intention to expand its business as a Consumer-Packaged Goods (“CPG”) Company into the Business to Consumer (“B2C”) space of the cannabis marketplace. The Company believes that having a direct relationship with consumers in the cannabis industry will allow it the best opportunity to leverage its brands such as Just Chill and continue to grow as a CPG company. There are no guarantees that the Company can successfully enter the cannabis marketplace and currently it is in the exploratory stages of identifying potential acquisition targets as well as strategic partners in order to generate revenues from that segment of the market. The Company believes that entering the direct to consumer segment of the cannabis market will be complimentary to its current business and will enhance the strategic focus in the health, wellness, and active lifestyle space.

Corporate Overview and History

Life On Earth, Inc. was incorporated in April 2013.

In October 2013, we signed a distribution agreement with Gran Nevada Beverage, Inc. (“Gran Nevada”), an entity related through common management and ownership. The agreement provides us with the right to sell and distribute Gran Nevada’s beverages in the United States with purchase prices at the then applicable wholesale prices charged to Gran Nevada’s distributors. The agreement was for an initial term of five years with automatic renewals of successive five-year terms unless terminated. We initiated sales and distribution operations in March 2014. This agreement was renewed for an additional 5 years as per the agreement. During the three and nine months ended February 29, 2020, the Company sold $0 and $0, respectively. During the three and nine months ended February 28, 2019, the Company sold approximately $3,000 and $74,000, respectively. These products were produced by a third party copacker and were not purchased from Gran Nevada. The availability of third-party co-packers that can produce an Horchata are limited and it directly impacts sales. As there is currently no co-packing available for this product the Company does not know if they will be able to produce this product again in the future.

In July 2016, we entered into a Stock Purchase and Sale Agreement to acquire all of the issued and outstanding common stock of Energy Sources Distributors, Inc. (“ESD”) from its three founding shareholders. On June 21, 2019, the Company made the determination to discontinue the operations of ESD and further focus on its brand portfolio. The operations of ESD was discontinued in fiscal 2020 and has been reflected in the financial statements.

Effective November 4, 2019, ESD filed for Chapter 7 bankruptcy protection. On December 11, 2019, the Company received a final decree from the United States Bankruptcy Court ruling that a Chapter 7 bankruptcy estate for ESD had been fully administered. As a result, the Company discharged approximately $851,000 in accounts payable and accrued expenses and recorded a gain on the disposal of discontinued subsidiary in the amount of $891,000 during the three and nine months ended February 29, 2020.

Accordingly, the results of operations for ESD have been reclassed to discontinued operations for the three and six months ended February 29, 2020 and the year ended May 31, 2019. The Company recognized a loss from discontinued operations of $0 and $80,838 for the three and six months ended February 29, 2020, respectively, related to the ESD operations. The Company recognized a loss from discontinued operations of $93,470 and $335,715 for the three and nine months ended February 29, 2020 and February 28, 2019, respectively, related to the ESD operations.

In October 2017, we acquired Victoria’s Kitchen, LLC (“VK”). VK is a specialty beverage company that makes exceptional European-inspired drinks. VK’s beverages are natural and all the beverages are Gluten-Free, GMO-Free, Dairy-Free, Vegan and contain no artificial ingredients or preservatives.

On April 30, 2018, we acquired The Giant Beverage Company Inc. (“Giant” or “GBC”). Giant is a Direct Store Delivery (DSD) business that covers the five boroughs of New York City under an eight-route distribution system. GBC serviced over 600 accounts in the five boroughs. Giant services mainly independent retailers but was expanding to service authorized chain accounts.

On May 7, 2019, the Company, Giant, and Frank Iemmiti and Anthony Iemmiti (“Frank and Anthony Iemmiti”) entered into a Dispute Resolution and Resale agreement that resolved all existing disputes between the two parties and resulted in the sale of the ownership of Giant to Frank and Anthony Iemmiti. On July 4, 2019, the Company and Frank and Anthony Iemmiti executed the amended Dispute Resolution and Resale Agreement. Under the terms of the agreement, the Company deposited $50,000 into an Attorney’s Trust Account, this was accrued for as of May 31, 2019. Frank and Anthony Iemmiti had a continuing obligation to provide the Company with all financial information of Giant (the “Giant Financial Information”) that the Company needed to complete its SEC reporting requirements. Having successfully filed of all SEC documents this money was released from the Attorney’s Trust account to Frank and Anthony Iemmiti. In addition, the Company paid to Frank and Anthony Iemmiti the additional stated consideration in the Settlement Agreement, specifically 391,988 shares of the Company’s stock which was valued at $62,718. The number of shares of which was determined by the closing price, $0.16 per share, the day prior to execution of the Settlement Agreement. This amount was accrued for as of May 31, 2019. This released all current and future causes of actions and claims against the Company. At the closing, the Company sold the Giant Company to Frank and Anthony Iemmiti in exchange for their transfer to the Company of 1,455,000 Common Stock Shares previously held by Frank and Anthony Iemmiti. During the year ended May 31, 2019, the Company incurred a loss of $733,557 on the resale of GBC and recorded a charge of $169,942 related to the loss on discontinued operations.

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

The Company also sells its Victoria’s Kitchen brands and Just Chill brands direct to consumers via Amazon online. The Company is also actively seeking additional brands for its portfolio that are primarily engaged in the business of developing, manufacturing, marketing, and selling unique, premium, natural nonalcoholic functional beverages that are targeted towards the Company’s active lifestyle consumers.

The Company is looking to enter the direct to consumer platform by looking at opportunities that will allow it to have direct access to consumers besides just third-party online platforms such as Amazon.

Production

We do not directly manufacture our products, as we outsource the manufacturing process to third-party bottlers and independent contract manufacturers (co-packers). After the product is manufactured, the finished products are stored in third-party warehouses. Other than minimum case volume requirements per production run, we do not have annual minimum production commitments with our co-packers. As we are using third party co-packers and do not have minimum production contracts in place, we could experience disruptions in our ability to deliver products to our customers. We continually review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs. These co-packers are located in different geographic locations throughout the United States and currently the Company uses multiple co-packers. The material terms of these relationships are typically negotiated annually and include pricing, quality standards, delivery times and conditions, purchase orders, and payment terms. Payment terms are typically net 30, meaning that the total invoiced amount is expected to be paid in full within 30 days from the date the products or services are provided. We believe that we have sufficient options for each of our raw and packaging material needs, as well as our third-party distribution needs and also have long-term relationships with each of our suppliers and distributors, resulting in consistency in quality and supply. We also believe that we have sufficient breadth of retail relationships with distribution in both large and small retailers and independents and across multiple channels (mass, club, pharmacies, convenience, and small and large format retailers) throughout the United States.

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

Competition

The Company is a Consumer-Packaged Goods (“CPG”) company. Our consolidated corporate structure handles all aspects of sales, marketing, and proprietary distribution from a centralized location. The Company’s platform is built for accelerating emerging growth brands in the United States by leveraging sales, supply chain, and distribution relationships. We have identified ways to build out distribution channels that are more flexible and responsive to today’s needs.

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

On October 3, 2019, the Company announced its intention to expand its business as a Consumer-Packaged Goods (CPG) company into the business to consumer (B2C) space of the cannabis marketplace. The Company believes having a direct relationship with consumers in the cannabis industry will allow it the best opportunity to leverage its brands such as Just Chill and continue to grow as a CPG company. There are no guarantees that the Company can successfully enter the cannabis marketplace and currently is in the exploratory stages of identifying potential acquisition targets.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company incurred a net losses from inception of approximately $17,000,000, has limited revenues, and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, whether it successfully acquires revenue generating companies or assumes new businesses that generate material revenues.

At February 29, 2020, we had cash on hand of approximately $8,800 and an accumulated deficit of approximately $16,400,000. See “Liquidity and Capital Resources.”

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

As part of the Company’s annual review of goodwill and intangible assets we performed an analysis of the goodwill and intangible assets recorded as they relate to the acquisitions of JC and VK. Based on this analysis, the Company recorded an impairment charge of $725,000 related to the intangible assets recorded in connection with the JC acquisition during the year ended May 31, 2019, and, recorded an impairment charge of $150,000 during the three and six months ended November 30, 2019. During the three and nine months ended February 29, 2020, the Company recorded $23,000 and $69,000 of amortization expense of intangible assets, respectively, leaving an unamortized balance of $195,000 as of February 29, 2020.

In addition, based on this analysis, the Company recorded an impairment charge of $145,000 related to the goodwill recorded in connection with the VK acquisition during three and six months ended November 30, 2019. The balance of goodwill as of February 29, 2020 is $50,000.

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

During the nine months ended February 28, 2019, the Company received approximately $695,000 under the terms of the 2nd Note Offering. During the nine months ended February 28, 2019, , the Company received $135,000 from the issuance of 1,350,000 shares of the Company’s restricted common stock.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019:

Sales

Sales for the three months ended February 29, 2020 were approximately $11,000 compared to $46,000 for the three months ended February 28, 2019. The reduction in sales in 2020 of $35,000 is attributable to decreased sales of Horchata. During the three months ended February 29, 2020 and February 28, 2019 the Horchata sales were $0 and $41,000, respectively. During the three months ended February 29, 2020 the Company did not have any inventory of the Horchata product available to sell resulting in the $0 of sales for the period. The sales figures for both periods do not reflect sales from the ESD division as they were included in discontinued operations for both periods.

Gross Profit

Gross profit during the three months ended February 29, 2020 increased by approximately $129,000 compared to the three months ended February 28, 2019, as a result of write-downs of dated inventory of approximately $119,000 JCG during the three months ended February 28, 2019.

Operating Expenses

Operating expenses decreased by approximately $247,000 during the three months ended February 29, 2020 as compared to the three months ended February 28, 2019, primarily due to decreases in share-based compensation of approximately $282,000 and decreases in selling expenses of approximately $61,000 which were partially offset by increases in depreciation and amortization of approximately $23,000 and increases in salaries of approximately $73,000. We expect our operating costs to increase if we successfully acquire operating companies.

Other Expense

During the three months ended February 29, 2020, the Company recorded a change in the fair value of contingent consideration of $85,909 as compared to $0 during the three months ended February 28, 2019. During the three months ended February 29, 2020, the Company recorded a change in the fair value of derivative liability of $92,060 as compared to $0 during the three months ended February 28, 2019. The Company recorded interest and finance costs of approximately $212,000 during the three months ended February 29, 2020, as compared to approximately $407,000 during the three months ended February 28, 2019. Interest and financing costs primarily result from the amortization of deferred financing balances that were incurred by the Company to finance operations.

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019:

Sales

Sales for the nine months ended February 29, 2020 were approximately $64,000 compared to $173,000 for the nine months ended February 28, 2019. The reduction in sales during 2020 of $109,000 related primarily to decreased sales of Horchata. During the nine months ended February 29, 2020 and February 28, 2019 the Horchata sales were $0 and $74,000, respectively. During the nine months ended February 29, 2020 the Company did not have any inventory of the Horchata product available to sell resulting in the $0 of sales for the period. The sales figures for both periods do not reflect sales from the ESD division as they were included in discontinued operations for both periods.

Gross Profit

Gross profit during the nine months ended February 29, 2020 declined by approximately $59,000 compared to the nine months ended February 28, 2019, as a result of sales of expiring inventory at below cost by JCG of approximately $36,000 and by VK of approximately $31,000, and write-downs of dated inventory of approximately $64,000 which occurred during the six months ended February 29, 2020. During the nine months ended February 28, 2019, the Company recorded write-downs of dated inventory of approximately $79,000.

Operating Expenses

Operating expenses increased by approximately $788,000 during the nine months ended February 29, 2020 as compared to the nine months ended February 28, 2019, primarily due to increases in salaries of approximately $556,000, recording the impairment of goodwill of $145,000 and impairment of intangible assets of $150,000 and increases in depreciation and amortization of $69,000, which were partially offset by decreases in share-based compensation of approximately $40,000, decreases in travel of $40,000 and decreases in other selling general and administrative costs of approximately $52,000. We expect our operating costs to increase if we successfully acquire operating companies.

Other Expense

During the nine months ended February 29, 2020, the Company recorded a change in the fair value of contingent consideration of $325,309 as compared to $0 during the nine months ended February 28, 2019. During the nine months ended February 29, 2020, the Company recorded a change in the fair value of derivative liability of $57,130 as compared to $0 during the nine months ended February 28, 2019. The Company recorded interest and finance costs of approximately $641,000 during the nine months ended February 29, 2020, as compared to $1,352,000 during the nine months ended February 28, 2019. Interest and financing costs primarily result from the amortization of deferred financing balances that were incurred by the Company to finance operations.

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

As of February 29, 2020, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of February 29, 2020, is a result of not having adequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

On October 31, 2019, the Company dismissed Peter Dacey as Chief Financial Officer and appointed Fernando Oswaldo Leonzo as the Interim Chief Financial Officer.

There have been no other changes in our internal controls over financial reporting during the quarter ended February 29, 2020 that have materially affected or are reasonably likely to materially affect our internal controls.

35

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 12, 2019, the Company was served with a summons from the Supreme Court of the State of New York to answer a complaint filed by the Gankaku Living Trust ("Gankaku") regarding the matured outstanding convertible note (the "Note") issued to Gankaku from the Company on May 24, 2018 with an original maturity date of May 24, 2019. This maturity date of the Note was extended on May 24, 2019 until June 24, 2019. The Company paid the outstanding interest on the note of $7,000 as part of this extension. On June 25, 2019, a demand letter was sent to the Company requesting payment in full under the terms of the Note. The Company had 10 business days to pay the outstanding balance or the note would be in default. On July 17, 2019, Gankaku's counsel sent the Company’s counsel an official notice of default for the Note and demanded the immediate issuance of Common Stock per the Note and also demanded the Company make all of its assets available to Gankaku as collateral. The Company has retained counsel to represent the Company during these proceedings. The Company has responded to Gankaku confirming that Gankaku can exercise its rights to have shares issued to settle the outstanding debt but that once the shares are issued the obligations of the Company have been met and the Company does not have to make its assets available for collection as the debt would have been settled with the issuance of the shares. Resolution of this matter is pending acceptance of the shares by Gankaku and related settlement or in litigation. As of April 11, 2020, the parties have not engaged in extensive discovery, but the Plaintiff filed a Motion for Summary Judgment on November 22, 2019 and the Company filed its opposition brief on December 4, 2019. The Court has not yet issued a ruling on the motion and no trial date has been set.

On November 20, 2019, a Complaint was filed with the Superior Court-Judicial District of New Haven by a former employee, naming the Company as Defendant. The Complaint claims that the Company owes the former employee back wages of $60,000 and unpaid expenses of $20,000, which were due to be paid to the former employee upon his termination from the Company on November 1, 2019, in accordance with an employment agreement dated November 18, 2018. The Company has responded that the employee was terminated for cause and, as such, no longer obligated under the terms of the employment agreement. As of April 11, 2020, the parties have not engaged in extensive discovery or and substantial motion practice and no trial date has been set. In addition to the back wages of $60,000, severance of $45,000, unpaid expenses of $20,000, and, the Company has recorded legal expenses of $15,000 during the nine months ended February 29, 2020, as a result of receiving the Complaint.

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

Life On Earth, Inc.

Date: May 27, 2020	By:	/s/ Fernando Oswaldo Leonzo
Fernando Oswaldo Leonzo
Chief Executive Officer, and Chairman of the Board
(Principal Executive Officer and Principle Financial Officer)

38