Form 10-Q/A
period 2020-02-29
Life On Earth, Inc.
filed 2020-07-30
CIK 1579010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

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

 EXPLANATORY NOTE

Life On Earth, is referred to herein as “we”, “our”, or “us”.

The following Form 10-Q/A is being filed to disclose required disclosure under Release No. 34-88318 dated March 4, 2020, as modified on March 25, 2020 in Release No. 34-88465 (a/k/a and abbreviated herein as the “Commission’s Order”), namely disclosure pertaining to relief from the Commission from filing the Form 10-Q for the period ending February 29, 2020 on a timely basis).

AMENDED DISCLOSURE

Our Form 10-Q for the period ending February 29, 2020 was due on or about April 14, 2020 (the “10-Q”). On April 14, 2020 , we filed a Form 8-K requesting relief from the Commission from filing the 10-Q on a timely basis, explaining that we were unable to file the report on a timely basis because COVID-19 had not allowed our employees to adequately coordinate and complete matters pertaining to the 10-Q in a timely manner. We estimated at that time that we would be able to file the 10-Q on or prior to April 28, 2020, which is within the 45-day filing requirement provided for in the Commission’s Order.

Despite not filing on or prior to April 28, 2020, we filed our Form 10-Q on May 27, 2020, which is also within the 45-day filing requirement. We are amending disclosure in our 10-Q in this Amendment to state the following: (a) the Form 10-Q (as well as this Form 10-Q/A) is being made in reliance upon Release No. 34-88318 dated March 4, 2020 as modified on March 25, 2020 in Release No. 34-88465 (as previously abbreviated, the “Commission’s Order”), to permit us to file the 10-Q within the time period specified in the foregoing releases; and (b) we were unable to file the report on a timely basis because COVID-19 had not allowed our employees to adequately coordinate and complete matters pertaining to the 10-Q in a timely manner.

Additionally, we are amending our disclosure to include the following:

Coronavirus Risks Associated with Our Business

The outbreak of the coronavirus may negatively impact our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and could adversely affect our business, results of operations and financial condition. . The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic, or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition, and results of operations.

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

Life On Earth, Inc.

Date: July 30, 2020	By:	/s/ Fernando Oswaldo Leonzo
Fernando Oswaldo Leonzo
Chief Executive Officer, and Chairman of the Board
(Principal Executive Officer and Principle Financial Officer)