Form 10-K
period 2020-05-31
Life On Earth, Inc.
filed 2020-08-31
CIK 1579010

   UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

 _________________

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2020

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4.8 million.

The number of outstanding shares of the registrant’s common stock was 20,728,833 as of August 31, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD - LOOKING STATEMENTS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Annual Report on Form 10-K (Report) contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to sales, revenues, profitability, distributor channels, new products, adequacy of funds from operations, cash flows and financing, our ability to continue as a going concern, potential strategic transactions, statements regarding future operating results and non-historical information, are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,”“anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” “continue,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well as from the results expressed in, anticipated or implied by these forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to successfully execute on our growth strategy and operating plans;

•	Our ability to manage our operating expenses and generate cash flow from operations, along with our ability to secure additional financing;

•	Our ability to create and maintain brand name recognition and acceptance of our products, which is critical to our success in our competitive, brand-conscious industry;

•	Our ability to compete successfully against much larger, well-funded, established companies currently operating in the beverage or natural consumer products category industry;

•	Our ability to successfully develop and launch new products that match consumer beverage trends, and to manage consumer response to such new products and new initiatives;

•	Our ability to establish, maintain and expand distribution arrangements with independent distributors, retailers, brokers and national retail accounts, most of whom sell and distribute competing products, and upon whom we rely to employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products;

•	Our ability to manage our inventory levels and to predict the timing and amount of our sales;

•	Our reliance on third-party contract manufacturers of our products and the geographic locations of their facilities, which could make management of our distribution efforts inefficient or unprofitable;

•	Our ability to secure a continuous supply and availability of raw materials, as well as other factors affecting our supply chain, including increases in raw material costs;

•	Our ability to attract and retain key personnel.

•	Litigation or legal proceedings, which could expose us to significant liabilities and damage our reputation;

•	Our ability to comply with the many regulations to which our business is subject.

•	The outbreak of the coronavirus could adversely affect our business, results of operations and financial condition.

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

All references in this Annual Report on Form 10-K to “LFER,” “Life On Earth, Inc. the “Company,” “we,” “us” or “our” mean Life On Earth, Inc.

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

Corporate Overview

Life On Earth, Inc. is a brand accelerator and incubator and is focused on building and scaling concepts in the natural consumer products category. Our mission is to bring our strategic focus and long-term forward-looking vision to consumers in the health, wellness and lifestyle spaces through superior branding, product quality, and direct to consumer and retail experience within the CPG industry.

On November 11, 2019, the Board of Directors and a majority of the voting power approved a resolution to effectuate a 5:1 Reverse Stock Split. and an increase in authorized Shares of Common Stock from One Hundred million (100,000,000) to Two Hundred million (200,000,000) shares of common stock, $0.001 par value. The Company received approval from FINRA on March 25, 2020 and, on that date, the reverse stock split became effective. All share and per share information has been retroactively adjusted to reflect the impact of this reverse stock split.

Our management team has over 50 years of combined experience in the food and beverage industry. In July 2016, we acquired Energy Source Distributors (“ESD”) to establish a presence on the West Coast in an all cash purchase. Since then, we have also acquired the Victoria’s Kitchen brand, the Just Chill brand and The Giant Beverage Company, Inc. (“Giant”). During fiscal 2019, we needed to prioritize our available resources and focus on growing the brands in our portfolio. As a result of this reprioritization, on May 7, 2019, the Company , Giant, and Frank Iemmiti and Anthony Iemmiti (“Frank and Anthony Iemmiti”) entered into a Dispute Resolution and Resale agreement that resolved all existing disputes between the two parties and sold the ownership of Giant to Frank and Anthony Iemmiti. On July 4, 2019, the Company and Frank and Anthony Iemmiti executed an amended Dispute Resolution and Resale Agreement. Under the terms of the agreement, the Company deposited $50,000 into an attorney’s trust account and Frank and Anthony Iemmiti had a continuing obligation to provide the Company with all financial information of Giant that the Company needed to complete its SEC reporting requirements. Having filed of all SEC documents this money was released to Frank and Anthony Iemmiti. In addition, the Company paid to Frank and Anthony Iemmiti the additional stated consideration in the Settlement Agreement, specifically 391,988 shares of common stock This agreement released all current and future causes of actions and claims against the Company. At the closing, the Company sold Giant to Frank and Anthony Iemmiti in exchange for their transfer to the Company of 291,000 common shares previously held by Frank and Anthony Iemmiti.

During 2020, the Company discontinued the wholesale beverage distribution operations in Northern California and the Company announced its intention to expand its business as a Consumer-Packaged Goods (“CPG”) Company. The Company is undergoing this offering to raise capital in order to acquire assets that would bring immediate accretive revenues and cash flow to the Company. The Company also stated that the assets it is seeking need to meet certain criteria of having tangible assets values that can be obtained through the proceeds of offering.

Life On Earth, Inc. was incorporated in April 2013.

In October 2013, we signed a distribution agreement with Gran Nevada Beverage, Inc. (“Gran Nevada”), an entity related through common management and ownership. The agreement provides us with the right to sell and distribute Gran Nevada’s beverages in the United States with purchase prices at the then applicable wholesale prices charged to Gran Nevada’s distributors. The agreement was for an initial term of five years with automatic renewals of successive five-year terms unless terminated. We initiated sales and distribution operations in March 2014. This agreement was renewed for an additional 5 years as per the agreement. During the years ended 2020 and 2019, the Company sold $0 and $73,592 respectively. These products were produced by a third party copacker and were not purchased from Gran Nevada. The decrease in sales from 2019 to 2020 was related to limited production capacity for the Gran Nevada Horchata that the company was producing. The availability of 3rd party copackers that can produce an Horchata are limited and it directly impacted the sales. As there is currently no co-packing available for this product the Company does not know if they will be able to produce this product again in the future.

In July 2016, we entered into a Stock Purchase and Sale Agreement to acquire all of the issued and outstanding common stock of Energy Sources Distributors, Inc. (“ESD”) from its three founding shareholders. ESD provides wholesale distribution of specialty beverage products from its headquarters in Gilroy, California. The total purchase price for the acquisition was $450,000 in cash. We retained one of the selling founders as General Manager for a term of twelve (12) months pursuant to an employment agreement to manage operations at the ESD facility in Gilroy, California. ESD is now a wholly owned subsidiary of the Company. The acquisition of ESD in July 2016 allowed the Company to expand distribution on the West Coast. In June 2019, the Company further decided to discontinue the wholesale beverage distribution operations in Northern California and, on November 4, 2019, ESD filed a voluntary petition for relief under Chapter 7 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of California.

In October 2017, the Company acquired Victoria’s Kitchen, LLC (“VK”). VK is a specialty beverage company that makes exceptional European-inspired drinks. VK’s beverages are natural and all the beverages are Gluten-Free, GMO-Free, Dairy-Free, Vegan and contain no artificial ingredients or preservatives.

On April 30, 2018, the Company acquired The Giant Beverage Company Inc. (“Giant” or “GBC”). Giant is a Direct Store Delivery (DSD) business that covers the five boroughs of New York City under an eight-route distribution system. GBC serviced over 600 accounts in the five boroughs. Giant services mainly independent retailers but was expanding to service authorized chain accounts.

On May 7, 2019, Life On Earth, Inc., GBC, and Frank Iemmiti and Anthony Iemmiti (“Frank and Anthony Iemmiti”) entered into a Dispute Resolution and Resale agreement that will resolve all existing disputes between the two parties and will also result in the sale of the ownership of Giant back to Frank and Anthony Iemmiti. Under the terms of the agreement, the Company deposited $50,000 into an Attorney’s Trust Account. Frank and Anthony Iemmiti have a continuing obligation to provide the Company with all financial information of Giant (the “Giant Financial Information”) that the Company needs to complete its SEC reporting requirements. On July 4, 2019 the Company and Frank and Anthony Iemmiti executed a Dispute Resolution and Resale agreement that at the closing the Company authorized the release of the $50,000 to Frank and Anthony Iemmiti. Also, at closing, the Company also paid Frank and Anthony Iemmiti the agreed upon consideration of $62,718 of the Company shares at $0.80 per share. Lastly at the closing, with an effective date of March 2, 2019 the Company sold GBC to Frank and Anthony Iemmiti for 291,000 shares of the Company stock that they owned. The sale of the Giant Beverage Company to Frank and Anthony Iemmiti became effective March 1, 2019.

On June 21, 2019, LFER made the determination to shut down and discontinue ESD’s operations and further focus on the brand portfolio. Effective November 4, 2019, ESD filed for Chapter 7 bankruptcy protection. On December 11, 2019, the Company received a final decree from the United States Bankruptcy Court ruling that a Chapter 7 bankruptcy estate for ESD had been fully administered. The results of ESD are included herein as discontinued operations in the financial statements.

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

The Company also sells it Victoria’s Kitchen brands and Just Chill brands direct to consumers via Amazon online. The Company is also actively seeking additional brands for its portfolio that are primarily engaged in the business of developing, manufacturing, marketing and selling unique, premium, natural nonalcoholic functional beverages that are targeted towards the Company’s active lifestyle consumers. The Company recently announced that it would increase or expand its product lines, under its current brands or under new brands, to include CBD. The Company seeks to reach new consumers in a more direct to consumer business model instead of using the traditional channels such other wholesalers and retailers use.

Production and Distribution

We do not directly manufacture our products because we outsource the manufacturing process to third-party bottlers and independent contract manufacturers (co-packers). After the product is manufactured, the finished products are stored in third-party warehouses. Other than minimum case volume requirements per production run, we do not have annual minimum production commitments with our co-packers. As we are using third party co-packers and do not have minimum production contracts in place, we could experience disruptions in our ability to deliver products to our customers. We continually review our contract packing needs in light of regulatory compliance and logistical requirements and may add or change co-packers based on those needs. These co-packers are located in different geographic locations throughout the United States and we currently use multiple co-packers. The material terms of these relationships are typically negotiated annually and include pricing, quality standards, delivery times and conditions, purchase orders, and payment terms. Payment terms are typically net 30, meaning that the total invoiced amount is expected to be paid in full within 30 days from the date the products or services are provided. We believe that we have sufficient options for each of our raw and packaging material needs, as well as our third-party distribution needs and also have long-term relationships with each of our suppliers and distributors, resulting in consistency in quality and supply. We also believe that we have sufficient breadth of retail relationships with distribution in both large and small retailers and independents and across multiple channels (mass, club, pharmacies, convenience, and small and large format retailers) throughout the United States.

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

Competition

We are a Consumer-Packaged Goods (“CPG”) company. What sets us apart in the industry, is our consolidated corporate structure that handles all aspects of sales, marketing and proprietary distribution from a centralized location. Our platform is built for accelerating emerging growth brands in the United States by leveraging sales, supply chain, and distribution relationships. We have identified ways to build out distribution channels that are more flexible and responsive to today’s needs.

We believe that by sharing resources and capabilities in novel ways with new products in new situations, we can take advantage of profit-making opportunities that individual companies could not exploit alone.

The CPG industry and the direct selling industries are multi-billion-dollar industries which are highly competitive. We face intense competition from very large, international corporations, as well as from local and national companies. In addition, we face competition from well-known companies that have large market share. The intensity of competition in the future is expected to increase, and no assurance can be provided that we can sustain our market position or expand our business. Many of our current CPG competitors are well established and have longer operating histories, significantly greater financial and operational resources, and name recognition than we have. However, if we develop a diverse product line and obtain adequate financing, we can compete effectively in the industry. We face intense competition from very large, international corporations and from local and national companies. In addition, we face competition from well-known companies that have large market share. The intensity of competition in the future is expected to increase. Many of our current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and have more name recognition than we have.

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

Research and Development Activities

Our research and development efforts were focused on two primary paths. The first is to continually review our existing formulas and production processes and structure to evaluate opportunities for cost of goods sold improvements, without degrading the quality or fundamentally changing the consumer appeal taste profile of our existing products. The second major research and development efforts in the past were in the development of fundamentally new and differentiated products, based on consumer insights and trends and competitive intensity in those segments.

Employees

The Company currently has three full-time employees, as follows: a CEO, COO, and President.

Certain positions are being filled with paid independent contractors or insider owners who do not receive cash compensation but may receive stock compensation. In certain regions of the United States, we utilize the services of direct sales and distribution companies, which sell our products through their distribution channels. This can mitigate the need for a large sales and merchandising force. The Company also outsources its logistics to third parties, which can reduce the need for employees in these roles.

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses of $2,325,907 and $8,007,035 for the years ended May 31, 2020 and 2019, respectively. The Company incurred a net loss from inception of approximately $17,200,000, has limited revenues, and requires additional financing in order to finance its business activities on an ongoing basis, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities and the Company’s ability to raise additional capital to fund operations. At May 31, 2020, we had cash on hand of $3,831. See “Liquidity and Capital Resources.”

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

On June 25, 2019, Gankaku’s legal counsel sent a demand letter to the Company requesting payment in full. Under the terms of the convertible note, the Company had 10 business days to pay the outstanding balance or the note would be in default. Under the terms of the note, upon default, the Holder shall be issued the number of common stock equal to the outstanding balance multiplied by 125%, divided by the average price, as defined. On July 17, 2019 the Gankaku’s counsel sent the Company’s counsel an official notice of default for the note and demanded the immediate issuance of Common Stock per the convertible note agreement and also demanded that the Company make all of its assets available to the Gankaku Living Trust as collateral. The Company retained counsel to represent it in this case.  On July 1, 2020, the Supreme Court entered a judgment against the Company in the amount of $100,000.00 plus interest at 7% and ordered that $150,000 worth of stock be issued to Gankakuf. Then, through our new counsel, we filed an order to show cause on our behalf, alleging that the underlying transaction was criminally usurious and void under New York law.  The Supreme Court issued a TRO (Temporary Restraining Order) on July 24, 2020 halting any attempt by Gankaku to enforce the judgment.  A hearing on the Company’s motion for a preliminary injunction has not yet been set but when it is, at which time the Court will decide whether or not to grant the company’s request for a Preliminary Injunction to stop enforcement of the judgment and to decide whether or not the loan violated New York’s criminal usury statute (Penal Law §190.40).  If the court determines that the note violated the criminal usury statute of New York, the company is relying upon New York’s General Obligations Law §5-511 that automatically voids the entire transaction and all collateral security agreements.  This means that if the court agrees with the Company, the judgment will be voided and no additional stock will be required to be issued to the plaintiff.

On November 20, 2019, a Complaint was filed with the Superior Court-Judicial District of New Haven by a former employee, naming the Company as Defendant. The Complaint claims that the Company owes the former employee back wages of $60,000 and unpaid expenses of $20,000, which were due to be paid to the former employee upon his termination from the Company on November 1, 2019, in accordance with an employment agreement dated November 18, 2018. The Company has responded that the employee was terminated for cause and is no longer obligated under the terms of the employment agreement. As of August 31, 2020, the parties have not engaged in extensive discovery or any substantial motion practice and no trial date has been set. In addition to the back wages of $60,000, severance of $45,000 and unpaid expenses of $20,000, the Company has recorded legal expenses of $15,000 during the year ended May 31, 2020, as a result of receiving the Complaint.

On July 15, 2020, RedStart Holdings, (“Redstart”),the holder of two convertible notes against the company, filed a lawsuit against the Company in Supreme Court, Nassau County, New York alleging default under the terms of the notes because the Company switched its transfer agent without Redstart’s prior approval. On July 21, 2020, Redstart obtained an order, temporarily restraining the Company’s new transfer agent from delivering any new shares of the Company to anyone other than Redstart.  The Company has retained counsel to defend itself in the matter. Since the case is still in early discovery stages, Company’s management is uncertain whether it will prevail in this matter. Since July 21, 2020, the Company has complied with the temporary restraining order.

There are no other legal or governmental proceedings that are presently pending or, to our knowledge, threatened, to which we are a party.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have two classes of stock outstanding, Common Stock and Series A Preferred Stock. As of May 31, 2020, there were no Series B Preferred Shares issued or outstanding. Our Common Stock is quoted on the OTC Bulletin Board under the symbol “LFER

The following table sets forth the high and low reported closing prices per share of our Common Stock for the period’s indicated. There is no established public trading market for the Series A Preferred Stock.

	2020		2019
	High	Low	High	Low
First quarter	$1.95	$0.53	$2.65	$1.25
Second quarter	$0.63	$0.16	$2.25	$1.00
Third quarter	$0.25	$0.10	$3.15	$0.75
Fourth quarter	$0.50	$0.04	$2.85	$1.05

The Company has not declared dividends and does not intend to in the foreseeable future. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

Holders

As of August 20, 2020, there were 20,728,833 shares of Common Stock issued and outstanding held by 310 shareholders of record. As of August 31, 2020, there were 1,200,000 shares of Series A Preferred Stock issued and outstanding held by 4 shareholders of record. Series A Preferred shares are not convertible and do not receive dividends. As of May 31, 2020, there were no Series B Preferred Share issued or outstanding.

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

Recent Sales or Issuances of Unregistered Securities

During the year ended May 31, 2020, the Company issued 4,496,543 shares of common stock to four (4) parties for the conversions of convertible debt at prices ranging from $0.007 to $0.75 per share.

During the year ended May 31, 2020, the Company issued 645,029 shares of common stock to fifteen (15) vendors at prices ranging from $0.009 to $1.65 per share for services provided to the Company.

During the year ended May 31, 2020, the Company issued 633,865 shares of common stock to five (5) members of our Board of Directors at prices ranging from $0.19 to $1.50 per share.

During the year ended May 31, 2020, the Company issued 78,398 shares of the Company’s stock to Frank and Anthony Iemmiti, for their additional stated consideration in the GBC Settlement Agreement, at $0.80 per share.

During the year ended May 31, 2020, the Company issued 235,750 shares of common stock to seven (7) parties related to deferred financing costs.

During the year ended May 31, 2019, the Company issued 1,045,478 shares of common stock to nineteen (19) parties for the conversions of convertible debt at prices ranging from $0.75 to $2.50 per share.

During the year ended May 31, 2019, the Company issued 456,964 shares of common stock to twenty-four (24) vendors at prices ranging from $1.05 to $2.475 per share for services provided to the Company.

During the year ended May 31, 2019, the Company issued 343,314 shares of common stock to twenty-six (26) parties related to deferred financing costs.

In May 2019, the Company issued 592,528 shares of common stock to three (3) members of our Board of Directors at prices ranging from $1.64 to $2.16 per share.

In May 2019, the Company sold 68,800 shares of common stock to 3 parties at $1.25 per share.

In April 2019, the Company sold 6,667 shares of common stock to 2 parties at $1.50 per share.

In March 2019, the Company sold 10,067 shares of common stock to 2 parties at $1.50 per share.

In February 2019, the Company sold 3,333 shares of common stock to Shircoo, Inc. at $1.50 per share.

In February 2019, the Company sold 201,333 shares of common stock to 9 parties at $0.75 per share.

In November 2018, the Company sold 270,000 shares of common stock to 4 parties at $0.50 per share.

In August 2018, the Company issued 327,273 shares of common stock for the acquisition of The Chill Group, LLC.

Each of the foregoing transactions were deemed exempt from the registration requirements of the Securities Act of 1933,as amended, in reliance on the exemption at Section 4(a)(2) and/or Regulation A Rule 506 for transaction not involving a public offering .

In addition, the Company issued the following debt instruments during the period June 1, 2017 through May 31, 2020.

Type of Debenture	Date of Loan	Maturity	Principle	Interest Rate

CONVERTIBLE	9/26/17	3/20/20	$650,000	7%
CONVERTIBLE	11/1/17	5/2/18	$20,000	7%
CONVERTIBLE	11/3/17	5/3/19	$175,000	7%
CONVERTIBLE	1/26/18	1/26/19	$125,000	7%
CONVERTIBLE	1/26/18	3/31/18	$103,900	7%
CONVERTIBLE	3/1/18	3/1/19	$20,000	7%
CONVERTIBLE	3/2/18	3/2/19	$55,000	7%
CONVERTIBLE	3/2/18	3/2/19	$45,000	7%
CONVERTIBLE	3/29/18	3/29/19	$100,000	7%
CONVERTIBLE	5/21/18	5/21/19	$40,000	7%
CONVERTIBLE	5/22/18	5/22/19	$20,000	7%
CONVERTIBLE	5/22/18	5/22/19	$50,000	7%
CONVERTIBLE	5/23/18	5/23/19	$30,000	7%
CONVERTIBLE	5/24/18	5/24/19	$100,000	7%
CONVERTIBLE	6/12/18	6/12/19	$150,000	7%
CONVERTIBLE	7/2/18	7/2/19	$15,000	7%
CONVERTIBLE	7/2/18	7/2/19	$30,000	7%
CONVERTIBLE	7/5/18	7/5/19	$50,000	7%
CONVERTIBLE	7/13/18	7/5/19	$25,000	7%
CONVERTIBLE	7/16/18	7/16/19	$20,000	7%
CONVERTIBLE	7/16/18	7/16/19	$15,000	7%
CONVERTIBLE	7/18/18	7/18/19	$10,000	7%
CONVERTIBLE	8/1/18	8/1/19	$10,000	7%
CONVERTIBLE	8/13/18	8/13/19	$75,000	7%
CONVERTIBLE	8/13/18	8/13/19	$10,000	7%
CONVERTIBLE	8/22/18	8/22/19	$50,000	7%
CONVERTIBLE	8/23/18	8/13/19	$15,000	7%
CONVERTIBLE	8/23/18	8/13/19	$15,000	7%
CONVERTIBLE	9/28/18	9/28/19	$25,000	7%
CONVERTIBLE	5/13/19	5/12/20	$37,500	7%
CONVERTIBLE	5/13/19	5/12/20	$37,500	7%
CONVERTIBLE	9/10/19	9/10/20	$110,000	10%
CONVERTIBLE	9/23/19	9/23/20	$287,500	10%
CONVERTIBLE	10/25/19	10/25/20	$68,000	10%
CONVERTIBLE	3/6/20	3/6/21	$38,000	10%
DEMAND	6/12/17	Demand	$20,000	15%
DEMAND	1/23/19	3/1/20	$10,000	20%
DEMAND	1/28/20	1/28/21	$8,200	20%
Term	10/29/18	11/15/19	$131,250	0%
Term	2/27/19	2/27/20	$312,500	0%
Term	3/21/19	3/20/20	$312,500	0%
Term	5/16/19	2/16/20	$75,000	7%

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

CURRENT OPERATIONS

Life On Earth, Inc. was incorporated in April 2013 as Hispanica International Delights of America, Inc. as a Delaware corporation. In February 2018, the Company changed its name to Life On Earth, Inc. and is engaged in the distribution of its own proprietary functional beverages throughout the United States.

We are an innovative brand accelerator and incubator and we are focused on building and scaling concepts in the natural consumer products category. Our mission is to bring our strategic focus and long-term forward-looking vision to consumers in the health, wellness and active lifestyle spaces through superior branding, product quality, targeted acquisitions and retail experience in the functional beverage category

In October 2013, we signed a distribution agreement with Gran Nevada Beverage, Inc. (“Gran Nevada”), an entity related through common management and ownership. The agreement provides us with the right to sell and distribute Gran Nevada’s beverages in the United States with purchase prices at the then applicable wholesale prices charged to Gran Nevada’s distributors. The agreement was for an initial term of five years with automatic renewals of successive five-year terms unless terminated. We initiated sales and distribution operations in March 2014. This agreement was renewed for an additional 5 years as per the agreement. During the years ended 2018 and 2019, the Company sold $506,581 and $73,592 respectively. These products were produced by a third party copacker and were not purchased from Gran Nevada. The decrease in sales from 2018 to 2019 was related to limited production capacity for the Gran Nevada Horchata that the company was producing. The availability of 3rd party copackers that can produce an Horchata are limited and it directly impacted the sales. As there is currently no co-packing available for this product the Company does not know if they will be able to produce this product again in the future.

In July 2016, we entered into a Stock Purchase and Sale Agreement to acquire all of the issued and outstanding common stock of Energy Sources Distributors, Inc. (“ESD”) from its three founding shareholders. ESD provides wholesale distribution of specialty beverage products from its headquarters in Gilroy, California. The total purchase price for the acquisition was $450,000 in cash. We retained one of the selling founders as General Manager for a term of twelve (12) months pursuant to an employment agreement to manage operations at the ESD facility in Gilroy, California. ESD is now a wholly owned subsidiary of the Company. The acquisition of ESD in July 2016 allowed the Company to expand distribution on the West Coast. In June 2019, the Company further decided to discontinue the wholesale beverage distribution operations in Northern California and, on November 4, 2019, ESD filed a voluntary petition for relief under Chapter 7 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of California.

In October 2017, the Company acquired Victoria’s Kitchen, LLC (“VK”). VK is a specialty beverage company that makes exceptional European-inspired drinks. VK’s beverages are natural and all the beverages are Gluten-Free, GMO-Free, Dairy-Free, Vegan and contain no artificial ingredients or preservatives.

On April 30, 2018, the Company acquired The Giant Beverage Company Inc. (“Giant” or “GBC”). Giant is a Direct Store Delivery (DSD) business that covers the five boroughs of New York City under an eight-route distribution system. GBC serviced over 600 accounts in the five boroughs. Giant services mainly independent retailers but was expanding to service authorized chain accounts.

On May 7, 2019, Life On Earth, Inc., GBC, and Frank Iemmiti and Anthony Iemmiti (“Frank and Anthony Iemmiti”) entered into a Dispute Resolution and Resale agreement that will resolve all existing disputes between the two parties and will also result in the sale of the ownership of Giant back to Frank and Anthony Iemmiti. Under the terms of the agreement, the Company deposited $50,000 into an Attorney’s Trust Account. Frank and Anthony Iemmiti have a continuing obligation to provide the Company with all financial information of Giant (the “Giant Financial Information”) that the Company needs to complete its SEC reporting requirements. On July 4, 2019 the Company and Frank and Anthony Iemmiti executed a Dispute Resolution and Resale agreement that at the closing the Company authorized the release of the $50,000 to Frank and Anthony Iemmiti. Also, at closing, the Company also paid Frank and Anthony Iemmiti the agreed upon consideration of $62,718 of the Company shares at $0.80 per share. Lastly at the closing, with an effective date of March 2, 2019 the Company sold GBC to Frank and Anthony Iemmiti for 291,000 shares of the Company stock that they owned. The sale of the Giant Beverage Company to Frank and Anthony Iemmiti became effective March 1, 2019.

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

Our objective is to grow as rapidly as possible (both organically and via strategic alliances and acquisitions) using the public capital markets for access to capital. The companies and assets sought by us will be those that already have market penetration in the following segments: (1) Sales (2) Marketing (3) Established Distribution network and (4) Manufacturing infrastructures in place.

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

Coronavirus Risks

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

The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. The significant outbreak of COVID-19 has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and may continue to do so, which could adversely affect our business, results of operations and financial condition.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses from inception of approximately $17,200,000, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company has negative working capital of $4,286,000 as of May 31, 2020. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities. We have experienced recurring losses from operations and negative cash flows from operating activities. This situation creates uncertainties about our ability to execute our business plan, finance operations, and indicates substantial doubt about our ability to continue as a going concern. We continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs. Therefore, currently, based upon our near-term anticipated level of operations and expenditures, management believes that cash on hand, excluding cash available under our line of credit, is not sufficient to enable us to fund operations for 12 months from the date the financial statements included in this Report are issued

At May 31, 2020, we had cash on hand of $3,831 and an accumulated deficit of $17,201,282. See “Liquidity and Capital Resources.”

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill and other intangibles are reviewed for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the asset. If, on the basis of qualitative factors, it is considered more likely than not that the fair value of the asset is greater than the carrying amount, further testing of goodwill for impairment is not required. If the carrying amount of the asset exceeds the asset’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that asset. Identifiable intangible assets acquired in business combinations are recorded at the estimated acquisition date fair value. Finite lived intangible assets are amortized over the shorter of the contractual life or their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated . As part of the Company’s annual review of goodwill and intangibles we performed a detail analysis of the intangibles recorded as they relate to the acquisitions of JC and VK. Based on this analysis, the Company recorded an impairment charges of $299,000 and $725,000 related to the JC acquisition as of May 31, 2020 and 2019, respectively. The Company also wrote off the goodwill recorded in the VK acquisition, in the amount of $195,000. The balance of goodwill as of May 31, 2020 is $0.

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended May 31, 2020, the Company received $447,240 from the issuance of convertible notes payable as compared to $176,000 which the Company received from the issuance of convertible notes payable during the year ended May 31, 2019. During the year ended May 31, 2020, the Company made a $6,000 principal payment to a convertible note holder compared to payments of $5,000 for the year ended May 31, 2019. During the year ended May 31, 2020, the Company received approximately $53,000 from the issuance of notes payable to related parties and paid $5,300 of notes payable to related parties. During the year ended May 31, 2019, the Company received approximately $531,000 from the from the issuance of notes payable during the year ended May 31, 2019. On June 28, 2018, the Company and a note holder mutually agreed to settle the outstanding debt for a total amount of $560,000, of which $410,000 was paid in cash and $150,000 was paid with shares of the Company’s common stock. The Company also paid an additional $117,000 of payments for notes payable during the year ended May 31, 2019. The Company also made payments for loans payable of approximately $222,000 during the year ended May 31, 2019.

The Company received approximately $402,000 from the sale of common stock during the year ended May 31, 2019 compared to $0 for the year ended May 31, 2020.

During the year ended May 31, 2020, the Company received proceeds from various lines of credit in an aggregate total of approximately $59,000 and repaid approximately $67,000. During the year ended May 31, 2019, the Company received proceeds from various lines of credit in an aggregate total of approximately $143,000 and repaid approximately $107,000.

We have experienced recurring losses from operations and negative cash flows from operating activities. This situation creates uncertainties about our ability to execute our business plan, finance operations, and indicates substantial doubt about our ability to continue as a going concern. We continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs. Therefore, currently, based upon our near-term anticipated level of operations and expenditures, management believes that cash on hand is not sufficient to enable us to fund operations for 12 months from the date the financial statements included in this Report are issued. In view of these conditions, our ability to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations. The consolidated financial statements included in this Report do not give effect to any adjustments which will be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements . As of May 31, 2020, the Company had negative working capital of approximately $4,286,000.

We will require additional financing to support our working capital needs in the future. The amount of additional capital that we will require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for available debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is important that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of our company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed  .

CASH FLOW

Our primary sources of liquidity have been cash from sales of products, sales of shares, the issuance of a convertible promissory notes and from lines of credit.

WORKING CAPITAL

As of May 31, 2020, the Company had total current assets of $3,831 and total current liabilities of $4,289,675 resulting in negative working capital of $4,285,844. As of May 31, 2019, the Company had total current assets of $698,315 and total current liabilities of $4,071,080 resulting in negative working capital of $3,372,765. The increase in negative working capital of $913,079 for the year ended May 31, 2020 related to a variety of factors. There was a decrease in current assets in 2020 compared to 2019 of $692,425 primarily related to a decrease in restricted cash of $50,000, decreases in accounts receivables of $31,541, decreases in inventory of $215,503, decreases in other receivable of $261,900 and a decrease in current assets of discontinued operations of $33,138. In addition, there were increases in accounts payable and accrued expenses in 2020 of $650,803 as compared to 2019, increases in our notes payable in 2020 of $632,746 as compared to 2019, and a decrease in our current liabilities of discontinued operations of $881,016 in 2020 as compared to 2019.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED MAY 31, 2020 COMPARED TO MAY 31, 2019.

Sales

Sales from continuing operations for the period ended May 31, 2020 were $64,407 as compared to $125,537 for the year ended May 31, 2019. The decrease in sales of $61,130 was primarily related to the reduced sales of the Gran Nevada Horchata product line during 2019. The sales related to Gran Nevada Horchata for 2020 were approximately $74,000 lower than in 2019. This decrease related to the lack of available inventory due to limited access to co-packing for the Horchata product as well as a lack of capital during 2020. During the year ended May 31, 2020 the Company did not have any inventory of the Horchata product available to sell resulting in the $0 of sales for the year.

Cost of Goods Sold and Gross Profit

Gross profit from continuing operations for the year ended May 31, 2020 was negative $102,274 as compared to negative $80,545 for the year ended May 31, 2019. The negative gross profit was primarily due the write-offs of obsolete inventory which increased cost of goods sold for both 2020 and 2019 and , as a result of sales of expiring inventory at below cost by JCG of approximately $36,000 and by VK of approximately $31,000. During 2020, the Company took write-downs of dated inventory of approximately $97,000. During 2019, the Company took write-downs of dated inventory of approximately $133,000.

Operating Expenses

Operating expenses from continuing operations were $2,618,373 for the year ended May 31, 2020 as compared to $4,094,120 for the year ended May 31, 2019. The decrease in operating expenses was related to a variety of factors. During 2020, we recorded a charge for the impairment of intangible assets of $299,000 as compared to 2019 when we recorded a charge for the impairment of intangible assets of $725,000. The impairment charges recorded in 2020 and 2019 related to the acquisition of the Chill Group. During 2020 we recorded a charge for the impairment of goodwill in the amount of $195,000 related to the acquisition of VK. The largest decrease in operating expenses related to and a decrease in salaries and benefits of $800,059 during the year ended May 31, 2020 as compared to the year ended May 31, 2019. The decrease resulted from decreases share-based compensation paid to three members of the Board of Directors for their services to the Company which did not occur in 2020. Professional fees also decreased by $442,716 during 2020 as compared to 2019 due to decreased share-based compensation paid to individuals and entities who performed services for the Company. The Company expects to continue to issue share-based compensation as a means to provide cashless compensation.

Other Expense

During the year ended May 31, 2020, the Company recorded interest and finance costs from continuing operations of $744,520, as compared to $1,871,108 during the year ended May 31, 2019. The interest and finance costs incurred by the Company reflect the cost of the debt incurred by the Company to finance operations. During the years ended May 31, 2020 and 2019, the Company recorded changes in fair value of contingent consideration of $325,309 and ($382,582), respectively, related to the acquisition of Just Chill, which arises from the measurement of LFER stock on the 12-month anniversary of the acquisition and subsequent Balance Sheet reporting dates. During the year ended May 31, 2020, the Company recorded a change in the fair value of derivative liability of $1,274 as compared to $0 during the year ended May 31, 2019.

Net Loss

Net loss for the year ended May 31, 2020 decreased to $2,325,907 from a net loss of $8,077,035 for the year ended May 31, 2019. The decrease in net loss was primarily a result of the factors mentioned above as well as the gain on the disposal of ESD. During the year ended May 31, 2020, the Company recorded a loss on discontinued operations of $80,838 and a gain on the disposal of subsidiary of $893,515 related to the disposal of ESD. During the year ended May 31, 2019, the Company recorded a loss on discontinued operations of $169,942 , related to GBC, and a loss of $733,557 related to the resale of GBC and a loss on discontinued operations of $745,181, related to ESD.

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

As of May 31, 2020, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and opera on of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of May 31, 2020 is a result of inadequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2020 that have materially affected or are reasonably likely to materially affect our internal controls.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Title	Date first appointed
Fernando Oswaldo Leonzo	49	Chief Executive Officer, Chairman and Director	April 15, 2013 (inception)

Robert Gunther	71	Chief Operations Officer, Treasurer, Secretary and Director	April 15, 2013 (inception)

John Romagosa	41	President and Director	October 10, 2014

Sonia Luna	46	Director	November 8, 2019

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Biographical information of each current officer and director is set forth below.

Mr. Fernando “Oswaldo” Leonzo, the Chairman and Chief Executive Officer, is a founder of, and has been employed by the Company since its inception in April of 2013. Mr. “Oswaldo” Leonzo has over 13 years’ experience in the Food and Beverage industry both from the distribution side as well as the brand side. He has also been working with contract manufacturers and suppliers as well as logistics companies for transshipments both in the U.S. and overseas for both Export and Imports- primarily in Latin America. For the past 15 years Fernando Oswaldo Leonzo has worked for the following companies: Deep River Snacks (NYC Regional Sales Manager from February to December, 2011), Reeds, Inc. (New York Metropolitan Area Sales Manager from January to December, 2010), Cheeseworks, Inc. (Sales Director from December 2008 to December 2009), Presto Food & Beverage, Inc. (President & CEO from July 2001 to December 2008).; Gran Nevada Beverage, Inc. (President from November 2011 to present). He served on the board of directors and founded Presto Food & Beverage, Inc. in 2001. Presto’s the Company beverage brand, SolMaya, grew from zero to over $2 million in sales. This is primarily why he was selected as a director of the Company. Previously, he worked for almost a decade in the financial industry, initially as a sales executive with regional financial firms and later for a major clearinghouse on Wall Street. Prior to his financial service industry experience, he successfully operated a business that distributed recorded music to retailers in the U.S., Mexico and Colombia. He received his undergraduate degree (B.A.) in International Studies from New York University (NYU). He currently serves on the board of directors of the Company.

Mr. Robert Gunther, the Chief Operations Officer, Treasurer and Director, is a founder of the Company since its inception in April of 2013. He has 26 years’ experience in manufacturing. For the past five years, he has managed his own sales business under his own name specializing in products for apparel and construction. From December 1988 to December 2008 he was a Sr. Account Executive with Georgia Narrow Fabrics / Premier Narrow Fabrics in New York City. As the one of the firm’s producing Account Executives, he generated sales to major accounts including Jockey, Fruit of the Loom, Warner, and VF. The product line included a broad range of knit and woven elastic products. In the mid-80s, he helped develop new apparel customers and manufacturing facilities for Hewlett Manufacturing. From July 1971 to April 1986, he was vice president at Gunther & Sharfman, a family-owned apparel manufacturing business. He participated in design, merchandising, sales, purchasing and manufacturing. His background includes 25 years of experience managing in purchasing and negotiation contracts for materials. Gunther has a BS from Long Island University. Mr. Gunther’s extensive business experience combined with his personal interest in the business is expected to provide the Board with insight and guidance in matters of corporate finance, business development and industry strategy.

Mr. John Romagosa, President and Director, has served the Company since October 2014. He is currently the managing director and founder of Latin Sales & Marketing, LLC. (“LSM”), founded in 2012. LSM is a leading brokerage/marketing/consulting firm innovating the retail, foodservice and private label sector of the Hispanic consumer packed goods industry. LSM facilitates the emergence of major Latin manufacturers and US manufacturers for the steadily growing Hispanic market in the USA. Mr. Romagosa’s extensive experience and relationships, within the Hispanic and Ethnic Food industry, will benefit the Board of the Company as it positions the company, its management, its products, and its distribution channels

Mr. Romagosa was the managing director and partner of Falcon International Distributors, LLC, a leading ethnic foods distributor on the east coast, holding a chief procurement role for over ten years. Mr. Romagosa helped build that company from $9 million in revenues to over $100 million in revenues during his tenure before successfully selling the business in 2011. He has received Chamber of Commerce awards in New York and New Jersey and has been responsible for the contribution of over a million pounds of donated products to food banks in the Northeast of the US. Mr. Romagosa is an Alumni of Saint John’s University where he studied Finance, Business Administration, and Marketing.

Sonia Luna – Independent Director

Ms. Sonia Luna has been a director since November 2019. She has been the Chief Executive Officer of Aviva Spectrum, a California based compliance and financial transformation consulting firm that provides, among other services, compliance with the California cannabis market. From 2000 to 2004, Sonia Luna was an Audit Manager with Ernst & Young, LLP; from 1998 to 2000, she was a Senior Auditor with Singerlewak LLP; and from 1996 to 1998, she was a Staff Auditor with Arthur Andersen. Sonia Luna has been a licensed Certified Public Accountant in California since 1998 and has a bachelor’s degree in Business Administration and Accounting from California State University. Sonia Luna is the recipient of the “2018 California Cannabis Awards” as “Best Accountant”.

Board Committees

The Company has not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations. Our four directors perform all functions that would otherwise be performed by committees. Given the present size of our board it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

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

Compliance with Section 16(a) of the Exchange Act

Our Common Stock is not registered pursuant to Section 12 of the Exchange Act. On July 7, 2015, our common stock became registered pursuant to section 12g of the exchange act. Accordingly, our officers, directors and principal shareholders are subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned and accrued by each of our named executive officers (as defined under SEC rules) for the fiscal year ended May 31, 2020.

Summary Compensation Table for Fiscal Year Ended May 31, 2020

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and principal position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation

Fernando Oswaldo Leonzo (1)(2)	2020	$200,000	$—	$—	$—	$—	$24,000
Chief Executive Officer & Chairman of the Board

Robert Gunther (1)(2)	2020	$150,000	$—	$—	$—	$—	$24,000
Chief Operations Officer, Treasurer, Secretary & Director

John Romagosa (1)(2)	2020	$180,000	$—	$—	$—	$—	$24,000
President & Director

(1)	During 2020 Mr. Leonzo, Mr. Gunther and Mr. Romagosa received a travel reimbursement allowance of $24,000.

(2)	During 2020, the amount of salary that was accrued by the company for Mr. Leonzo, Mr. Gunther and Mr. Romagosa was $171,938, $150,000 and $180,000, respectively.

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

The Company has no stock-based option plans in place and has never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

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

Outstanding Equity Awards at Fiscal Year-End

As of May 31, 2020, and 2019, there were no outstanding options or warrants to purchase, or other instruments convertible into, common equity of the Company, related to equity awards.

 Director Compensation

The Company is currently creating an Independent Compensation committee, reporting to the Board, with a compensation schedule for both Independent Board members as well as Executives of the Company which is intended to be retroactive to June 1, 2019.

On February 5, 2020, a Separation and Mutual Release Agreement was entered into between Life On Earth, Inc, (“LFER”) and Michael Bloom, a member of LFER’s Board of Director’s (“Director”). The Director and LFER entered into the mutual agreement with respect to the Director’s resignation from his position as a director on the Board of LFER. LFER and the Director agree that the Company has issued to the Director 302,419 restricted  shares of the Company’s common stock (the “Restricted Shares”) as full and adequate compensation to the Director for his services performed as a director on the Company’s Board through February 5, 2020, the “Resignation Date”, all of which were issued to the Director during the year ended May 31, 2020.

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

Effective May 31, 2019, Separation and Mutual Release Agreement was entered into between Life On Earth, Inc, (“LFER”) and Randy Berholtz, a member of LFER’s Board of Director’s (“Director”). The Director and LFER entered into the mutual agreement with respect to the Director’s resignation from his position as a director on the Board of LFER. LFER and the Director agree that the Company issued to the Director 1,870,852  restricted shares of the Company’s common stock (the “Restricted Shares”) to compensate him for his services performed as a director on the Company’s Board through the Resignation Date. LFER and the Director agree that the Company paid the Director the amount of $10,000  which is the cash fee for Director’s service as an independent director on the Company’s Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock known by us as of August 31, 2020 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each director;

•	each named executive officer; and

•	all directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our Common Stock owned by them, except to the extent such power may be shared with a spouse.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership Common Shares (1)	Percent of class (2)	Preferred Shares	Voting % with Preferred Shares(3)
Common Stock	Fernando Oswaldo Leonzo, Director & Officer	760,000	2.80%	600,000	36.42%
	575 Lexington Ave., 4th Fl. New York, NY 10022

Common Stock	Robert Gunther, Director & Officer	180,000	0.70%	300,000	18.21%
	575 Lexington Ave., 4th Fl. New York, NY 10022

Common Stock	John Romagosa, Director & Officer	312,000	1.10%	200,000	12.14%
	575 Lexington Ave., 4th Fl. New York, NY 10022
Common Stock	Sonia Luna, Director	873,567	3.20%	—	—
	575 Lexington Ave., 4th Fl. New York, NY 10022

All Executive Officers and Directors as a group consisting of 4 individuals		2,125,567	7.80%

Common Stock	Shircoo, Inc.	1,839,969	6.70%
	2350 E. Allview Terrace, Los Angeles, CA 90068

The percent of class is based on 20,728,833 shares of common stock issued and outstanding as of August 20, 2020 plus 5,714,769 shares beneficially owned from the conversion of debt, the execution of warrants and accrued director compensation.

(1)	Shares are restricted and fully vested.

(2)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(3)	Reflects the impact of the 50-1 voting preference of the preferred stock.

Preferred shares outstanding

Series A Preferred Shares	May 31, 2020
Shares Outstanding
Fernando Oswaldo	600,000
Robert Gunther	300,000
Jerry Gruenbaum	100,000
John Romagosa	200,000
Total	1,200,000

Preferred shares do not have liquidation preferences but have 50-1 preferred voting rights.

Securities Authorized For Issuance Under Equity Compensation Plans

We have not adopted any Equity Compensation Plans as of the date of this filing.

DESCRIPTION OF SECURITIES

The Common Stock

We are authorized to issue 200,000,000 shares of Common Stock, $0.001 par value. The holders of Common Stock are entitled to equal dividends and distributions, with respect to the Common Stock when, as, and if declared by the Board of Directors from funds legally available for such dividends. No holder of Common Stock has any preemptive right to subscribe for any of our stock nor are any shares subject to redemption. Upon our liquidation, dissolution or winding up, and after payment of creditors and any amounts payable to senior securities, the assets will be divided pro rata on a share- for-share basis among the holders of the shares of Common Stock. All shares of Common Stock now outstanding upon completion of this Offering and conversion of any Preferred Stock, are, and will be, fully paid, validly issued and non- assessable.

Holders of our Common Stock do not have cumulative voting rights, so that the holders of more than 50% of the shares voting for the election of directors will be able to elect 100% of the directors if they choose to do so, and in that event, the holders of the remaining shares will not be able to elect any members to the Board of Directors.

The Company has never paid any dividends to shareholders of our Common Stock. The declaration in the future of any cash or stock dividends will depend upon our capital requirements and financial position, general economic conditions, and other pertinent factors. We presently intend not to pay any cash or stock dividends in the foreseeable future. Management intends to reinvest earnings, if any, in the development and expansion of our business. No dividend may be paid on the Common Stock until all Preferred Stock dividends are paid in full.

Preferred Stock

We are authorized by our Articles of Incorporation to issue a maximum of 10,000,000 shares of Preferred Stock, $0.001 par value. This Preferred Stock may be in one or more series and containing such rights, privileges and limitations, including voting rights, conversion privileges and/or redemption rights, as may, from time to time, be determined by our Board of Directors. Preferred stock may be issued in the future in connection with acquisitions, financings or such other matters as the Board of Directors deems to be appropriate. In the event that any such shares of Preferred Stock shall be issued, a Certificate of Designation, setting forth the series of such Preferred Stock and the relative rights, privileges and limitations with respect thereto, shall be filed. The effect of such Preferred Stock is that our Board of Directors alone, within the bounds and subject to the federal securities laws and the Delaware Law, may be able to authorize the issuance of Preferred Stock which could have the effect of delaying, deferring or preventing a change in control of our Company without further action by the stockholders and might adversely affect the voting and other rights of holders of Common Stock. The issuance of Preferred Stock with voting and conversion rights also may adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others.

The Board of Directors is expressly vested with the authority to divide any or all of the Preferred Stock into series and to fix and determine the relative rights and preferences of the shares of each series so established.

The Board of Directors shall exercise the foregoing authority by adopting a resolution setting forth the designation of each series and the number of shares therein and fixing and determining the relative rights and preferences thereof. The Board of Directors may make any change in the designations, terms, limitations or relative rights or preferences of any series in the same manner, so long as no shares of such series are outstanding at such time.

Within the limits and restrictions, if any, stated in any resolution of the Board of Directors originally fixing the number of shares constituting any series, the Board of Directors is authorized to increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any series subsequent to the issue of shares of such series. In case the number of shares of any series shall be so decreased, the share constituting such decrease shall resume the status which they had prior to the adoption of the resolution originally fixing the number of shares of such series.

Series A Preferred Stock

We have designated 1,200,000 shares of Series A Preferred Stock, par value $0.001 per share (the “Class A Stock”). We have 1,200,000 shares of Series A Preferred Stock issued and outstanding.

The Series A Preferred Stock does not have liquidation preferences. The Series A Preferred Stock has 50:1 voting rights, with each share possessing fifty votes. Series A Preferred shares are not convertible and do not pay dividends.

Series B Preferred Stock

We have designated 250,000 shares of Series B Preferred Stock, par value $0.001 per share (the “Class B Stock”). As of May 31, 2020, no shares of our Series B Preferred Stock are issued and outstanding.

The Series B Preferred Stock does not have liquidation preferences. The Series B Preferred Stock has no voting rights except to the extent that they hold Common Stock Shares from conversion, in which case each Common Stock share will be equal to one vote. The Company shall pay the holders of Series B Preferred Stock a 10% annual cash dividend paid quarterly.

In June 2020, the Company issued 100,000 shares of Series B Preferred Stock for $100,000.

Warrants outstanding

		2020		2019
		Weighted		Weighted
		Average		Average
	Warrants	Exercise price	Warrants	Exercise price
Outstanding	349,000	$4.25	149,000	$4.25
Granted - JC acquisition	—		200,000
Exercised	—		—
Expired	—		—
Outstanding	349,000	$4.25	349,000	$4.25

Exercisable at year end	349,000	$4.25	349,000	$4.25

Warrants		Strike
Underlying Shares	Expiration	Price
80,000	September 30, 2021	$4.25
33,000	October 7, 2021	$4.25
200,000	August 2, 2020	$4.25
6,000	September 20, 2021	$4.25
30,000	September 29, 2021	$4.25
349,000

Securities Authorized For Issuance Under Equity Compensation Plans

We have not adopted any Equity Compensation Plans as of May 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our CEO, Fernando “Oswaldo” Leonzo, owns no shares in Gran Nevada, however he serves as Gran Nevada’s   current President. Robert Gunther, our Chief Operating Officer owns 12% of the common stock of Gran Nevada.

The current officers and directors of the Company are involved in other business activities and may, in the future, become involved in additional business opportunities. Currently there are no other employment contracts with the remaining members of the management team. In addition, there are currently agreements in place with an independent member of the Board of Directors. If a specific business opportunity becomes available, such person(s) may face a conflict in selecting between our business interest and their other business interests. The policy of the Board is that any personal business or corporate opportunity incurred by an officer or Director of LFER must be examined by the Board and turned down by the Board in a timely basis before an officer or Director can engage or take advantage of a business opportunity which could result in a conflict of interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Effective March 16, 2020, our Board of Directors appointed Boyle CPA LLC (“Boyle”) as our independent registered public accounting firm, to audit our financial statements for the year ended May 31, 2020.

Effective January 24, 2019, our Board of Directors appointed Friedman LLP, (“Friedman”) as our independent registered public accounting firm, to audit our financial statements for the year ended May 31, 2019. on March 10, 2020 Friedman was dismissed as our independent registered public accounting firm. The Dismissal was approved by our Board of Directors effective as of March 16, 2020 The Dismissal was not due to any disagreements with Friedman regarding any matter of accounting principles or practices, financial statement disclosures, audit scope, or audit procedure.

The aggregate fees billed to the Company for services rendered in connection with the years ended May 31, 2020 and 2019 are set forth in the table below:

Fee category	2020	2019
Audit fees (1)(2)	$80,141	$143,259
Audit related	-	-
Tax fees	-	-
Total fees	$80,141	$143,259

___________

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q, Form 10-K and for services that are normally provided in connection with statutory or regulatory filings or engagements. Total fees billed by Boyle, are $35,000 and $0, respectively, covering Form 10-Q and the Form 10-K for the year ended May 31, 2020 and 2019.

(2)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q, Form 10-K and for services that are normally provided in connection with statutory or regulatory filings or engagements. Total fees billed by Friedman LLP, are $45,141 and $99,921, respectively, covering restatement of prior filings, Form 10-Q and the Form 10-K for the year ended May 31, 2020 and 2019. Total fees billed by Raich Ende Malter & Co. LLP the review of our quarterly financial statements, and other fees was $43,338 for the fiscal year ended May 31, 2019.

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

LIFE ON EARTH, INC.

Dated: August 31, 2020	By:	/s/ Fernando Oswaldo Leonzo
Fernando Oswaldo Leonzo Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Fernando Oswaldo Leonzo	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	August 31, 2020
Fernando Oswaldo Leonzo

/s/ Robert Gunther	Chief Operating Officer, Secretary, Treasurer, Director (Principal Financial Officer and Principal Accounting Officer)	August 31, 2020
Robert Gunther

/s/ John Romagosa	President and Director	August 31, 2020
John Romagosa

/s/ Sonia Luna	Director	August 31, 2020
Sonia Luna

PART IV - FINANCIAL INFORMATION

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Life on Earth, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Life on Earth, Inc. (the “Company”) as of May 31, 2020, the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the May 31, 2019 consolidated financial statements to retrospectively apply the discontinuance of the Company’s Energy Source Distributors, Inc. operations, which the Company made the determination to shut down and discontinue during the year-ended May 31, 2020, as discussed in Notes 1 and 5. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the May 31, 2019 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the May 31, 2019 consolidated financial statements taken as a whole.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 2 to the consolidated financial statements, the Company’s continuing operating losses, negative working capital and negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of the consolidated financial statements. Management’s plans are also described in Note B. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2020

Bayville, NJ

August 31, 2020

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Life on Earth, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to classify certain amounts due to the discontinued operations classification of Energy Source Distributors Inc. (“ESD”), as described in Notes 1 and 5, the accompanying consolidated balance sheet of Life on Earth, Inc. and its Subsidiaries (the “Company”) as of May 31, 2019, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the 2019 financial statements, before the effects of the adjustments to reclassify certain amounts due to the discontinued operations classification of ESD, as described in Notes 1 and 5, present fairly, in all material respects, the financial position of the Company as of May 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review or apply any procedures to the adjustments to reclassify certain amounts due to the discontinued operations classification of ESD, as described in Notes 1 and 5 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Boyle CPA, LLC.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $14.9 million as of May 31, 2019, has recurring losses and negative cash flows from operations. These conditions, among others raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain financing, there could be a material adverse effect on the Company.

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

/s/ Friedman LLP

We served as the Company’s auditor in 2019.

East Hanover, New Jersey

September 20, 2019

Life On Earth, Inc.
Consolidated Balance Sheets

	May 31,	May 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$3,831	$106,156
Restricted cash	—	50,000
Accounts receivable, net of allowance for doubtful accounts of $33,356 and $24,150 as of May 31, 2020 and 2019, respectively	—	31,541
Inventory	—	215,503
Prepaid expenses	—	77
Other receivable	—	261,900
Current assets of discontinued operations	—	33,138
Total current assets	3,831	698,315

Other Assets
Goodwill	—	195,000
Intangible assets, net of accumulated amortization of $0 and $178,375 as of May 31, 2020 and 2019, respectively	—	391,000
Other assets of discontinued operations	—	36,495

Total Assets	$3,831	$1,320,810

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$1,833,205	$1,182,402
Contingent liability	57,273	382,582
Derivative liability	146,715	—
Notes payable - related party	61,860	10,000
Notes payable, net of capitalized financing costs of $16,406 and $198,927 as of May 31, 2020 and 2019, respectively	650,975	515,126
Convertible notes payable, net of unamortized deferred financing costs of $83,277 and $133,278 as of May 31, 2020 and 2019, respectively	1,513,523	1,065,222
Lines of credit	26,124	34,732
Current liabilities of discontinued operations	—	881,016
Total current liabilities	4,289,675	4,071,080

Total Liabilities	4,289,675	4,071,080

Commitments and contingencies

Stockholders' Deficiency
Series A Preferred stock, $0.001 par value; 10,000,000 shares authorized,
1,200,000 and 1,200,000 shares issued and outstanding as of May 31, 2020 and 2019, respectively	1,200	1,200
Common stock, $0.001 par value; 200,000,000 shares authorized,
13,081,380 and 8,042,075 shares issued and outstanding, as of May 31, 2020 and 2019, respectively	13,081	8,042
Additional paid-in capital	12,901,158	12,115,864
Accumulated deficit	(17,201,283,)	(14,875,376)
Total Stockholders' Deficiency	(4,285,844)	(2,750,270)

Total Liabilities and Stockholders' Deficiency	$3,831	$1,320,810

The accompanying notes are an integral part of these consolidated financial statements

Life On Earth, Inc.
Consolidated Statements of Operations

	For the year ended May 31
	2020	2019

Sales, net	$64,407	$125,537
Cost of goods sold	166,681	206,082
Gross profit	(102,274)	(80,545)

Expenses:
Professional fees	766,790	1,209,506
Officers compensation	626,200	630,979
Salaries and benefits	365,487	1,165,546
Other selling, general and administrative	273,896	294,089
Depreciation and amortization	92,000	69,000
Impairment of goodwill	195,000	—
Impairment of intangible assets	299,000	725,000
Total expenses	2,618,373	4,094,120

Loss from operations	(2,720,647)	(4,174,665)

Other income and (expenses);
Change in fair value of contingent consideration	325,309	(382,582)
Change in fair value of derivative liability	1,274	—
Interest and financing costs	(744,520)	(1,871,108)

Los from continuing operations	(3,138,584)	(6,428,355)

Loss on discontinued operations	(80,838)	(915,123)
Loss on sale of subsidiary	—	(733,557)
Gain on disposal of subsidiary	893,515	—

Net loss	(2,325,907)	(8,077,035)

Basic and diluted loss per share from continuing operations	$(0.33)	$(1.05)

Basic and diluted loss per share on discontinued operations	$(0.01)	$(0.27)

Basic and diluted loss per share on disposal of subsidiary	$0.10	$—

Basic and diluted weighted average number
of shares outstanding	8,987,117	6,136,086

The accompanying notes are an integral part of these consolidated financial statements.

Life On Earth, Inc.
Consolidated Statements of Stockholders' Deficiency

	Series A Preferred		Common Stock		Additional	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Deficiency
Balance - June 1, 2018	1,200,000	$1,200	4,716,317	$4,717	$5,812,433	$(6,798,341)	$(979,991)

Issuance of common shares for services			456,964	457	783,513		783,970
Issuance of common shares to Directors			592,528	593	974,708		975,301
Beneficial conversion feature associated with the issuance of commons shares for deferred financing costs					456,868		456,868
Issuance of common shares for deferred financing costs			343,314	343	551,491		551,834
Issuance of common shares for convertible debt			1,045,478	1,045	1,775,638		1,776,683

Sale of common shares			560,200	560	401,540		402,100
Issuance of common shares for acquisition of JCG			327,273	327	637,855		638,182
Contingent consideration for additional shares related to the acquisition of JCG					721,818		721,818
Net loss						(8,077,035)	(8,077,035)

Balance - May 31, 2019	1,200,000	$1,200	8,042,075	$8,042	$12,115,864	$(14,875,376)	$(2,750,270)

Issuance of common shares for services			645,029	645	379,500		380,145
Issuance of common shares to Directors			633,865	634	340,361		340,995
Issuance of common shares for sale of subsidiary			78,398	78	62,640		62,718
Issuance of common shares for deferred financing costs			235,750	236	62,309		62,545
Issuance of common shares for convertible debt			4,496,543	4,496	201,334		205,830
Common shares retired and cancelled			(1,050,280)	(1,050)	(260,850)		(261,900)
Net loss						(2,325,907)	(2,325,907)
Balance - May 31, 2020	1,200,000	$1,200	13,081,380	$13,081	$12,901,158	$(17,201,283)	$(4,285,844)

The accompanying notes are an integral part of these consolidated financial statements.

Life On Earth, Inc.
Consolidated Statements of Cash Flows

	For the year ended May 31,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(2,325,907)	$(8,077,035)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	579,067	1,759,270
Depreciation and amortization	92,000	69,000
Goodwill impairment	195,000	—
Impairment of intangible assets	299,000	725,000
Provision for obsolete and excess inventory	96,609	—
Amortization of interest and financing costs	542,317	2,801,643
Share based finance costs	16,825	—
Provision for bad debts	(57,506)	24,150
Change in fair value of contingent liability	(325,309)	—
Disposal of discontiuned subsidiary	(812,677)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	89,047	(15,951)
Inventory	118,894	(78,889)
Prepaid expenses and other current assets	77	92,892
Other receivable	—	(261,900)
Increase (decrease) in:
Accounts payable, accrued expenses and contingent liability	913,581	870,555
Cash used by continuing operations	(578,985)	(2,091,265)
Cash provided by discontinued operations	—	1,860,579

Cash Flows From Investing Activities
Acquisition of subsidiary, net of cash acquired	—	265
Cash (used)/provided by investing activities of continuing operations	—	265
Cash (used)/provided by investing activities of discontinuing operations	—	65,527

Cash Flows From Financing Activities
Repayment of notes payable	(54,042)	(410,000)
Proceeds from notes payable, net of financing costs	—	531,321
Repayment of notes payable	—	(117,198)
Proceeds from lines of credit, net of financing costs	58,649	142,397
Payment of lines of credit	(67,256)	(107,000)
Proceeds from loans payable - related party	53,369	—
Repayment of loans payable - related party	(5,300)	—
Proceeds from convertible notes payable, net of financing costs	447,240	175,915
Repayment of convertible notes payable	(6,000)	(5,000)
Proceeds from sales of common stock	—	402,100
Cash (used)/provided by financing activities of continuing operations	426,660	612,535
Cash (used)/provided by financing activities of discontinued operations	—	(414,335)

Net Increase (decrease) in Cash, Cash Equivalents and Restricted Cash	$(152,325)	$33,306

Cash, Cash Equivalents and Restricted Cash - beginning	156,156	127,746

Cash, Cash Equivalents and Restricted Cash - end	$3,831	$161,052

Cash, Cash Equivalents - end	$3,831	$111,053
Restricted Cash - end	—	50,000

Cash, Cash Equivalents and Restricted Cash - end	$3,831	$161,053

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$—	$15,853

Noncash investing and financing activities:
Common stock issued for acquisition	$—	$1,360,000

Common stock issued to satisfy note payable	$—	$150,000

Common stock issued for payment of note payable - related party	$—	$2,000

Common stock issued to satisfy accounts payable and accrued expenses	$184,885	$—

Common stock issued for convertible debt	$205,830	$1,776,683

Common stock issued with convertible debt as financing fee	$62,545	$1,008,702

Common stock issued for sale of subsidiary	$62,718	$—

During the year ended May 31, 2019, the Company acquired certain business net assets (See Note 7)
Cash	$—	$265
Accounts receivable	—	167,700
Inventory	—	72,035
Imtangible assets	—	1,185,000
Accounts payable	—	(65,000)
Net assets acquired	$—	$1,360,000

The accompanying notes are an integral part of these consolidated financial statements.

Life On Earth, Inc.

Notes to Consolidated Financial Statements

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

Life On Earth, Inc. is a brand accelerator and incubator and is focused on building and scaling concepts in the natural consumer products category. Our mission is to bring our strategic focus and long-term forward-looking vision to consumers in the health, wellness and lifestyle spaces through superior branding, product quality, and direct to consumer and retail experience within the CPG industry.

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Victoria’s Kitchen, LLC (“VK”) and The Chill Group, LLC (“JC”). During the year ended May 31, 2019, the Company sold the Giant Beverage Company, Inc. (“GBC”) and their results are included herein as discontinued operations.

On June 21, 2019, the Company made the determination to shut down and discontinue the operations of Energy Source Distributors, Inc. (“ESD”) and further focus on the brand portfolio. Effective November 4, 2019, ESD filed for Chapter 7 bankruptcy protection. On December 11, 2019, the Company received a final decree from the United States Bankruptcy Court ruling that a Chapter 7 bankruptcy estate for ESD had been fully administered. The results of operations of ESD for the years ended May 31, 2020 and 2019 are included herein as discontinued operations in the financial statements. The Company has recognized a gain on the disposal of ESD in the amount of $893,515 for the year ended May 31, 2020, as reported in the consolidated statements of operations.

On October 3, 2019, the Company announced its intention to expand its business as a Consumer-Packaged Goods (“CPG”) Company into the Business to Consumer (“B2C”) space of the cannabis marketplace but has yet determined, definitively, if in fact it will pursue such a strategy. The Company believes that having a direct relationship with consumers will allow it the best opportunity to leverage its brands such as Just Chill and continue to grow as a CPG company. The Company believes that entering the direct to consumer segment by expanding its product offerings will be complimentary to its current business and will enhance the strategic focus in the health, wellness, and active lifestyle space.

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

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

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

Net Loss Per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As of May 31, 2020, and 2019, respectively, warrants and convertible notes payable could be converted into approximately 2,779,000 and 1,143,000 shares of common stock, respectively.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of May 31, 2020 and does not expect this to change significantly over the next 12 months.

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

At May 31, 2020 and 2019, respectively, the Company had cash and cash equivalents of $3,831 and $106,156 respectively. The May 31, 2019 balance is adjusted for cash in ESD that has been reclassed to assets from discontinued operations. At May 31, 2020 and May 31, 2019, cash equivalents were comprised of funds in checking accounts, savings accounts and money market funds.

Restricted cash refers to money that is held for a specific purpose and therefore not available to the Company for immediate or general business use. Restricted cash as of May 31, 2019 included $50,000 in an escrow account for the resale of GBC, which was released to the buyers as of July 5, 2019. There was no restricted cash as of May 31, 2020.

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

As of May 31, 2020, and May 31, 2019, the allowance for doubtful accounts was $33,356 and $24,150, respectively.

Inventory

Inventory consists of finished goods and raw material which are stated at the lower of cost (first-in, first-out) and net realizable value and include adjustments for estimated obsolete or excess inventory. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. During the years ended May 31, 2020 and 2019, the Company recorded and provision for obsolete and excess inventory of $96,000 and $78,000, respectively, which was recorded as cost of goods sold. As of May 31, 2020 and 2019, there was approximately $0 and $216,000 of inventory on hand, respectively.

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

Advertising

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to approximately $38,639 and $88,210 for the years ended May 31, 2020 and 2019, respectively.

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

Deferred Finance Cost

Deferred financing costs or debt issuance costs are costs associated with issuing debt, such as various fees and commissions paid to investment banks, law firms, auditors, regulators, and so on. Since these payments do not generate future benefits, they are treated as a contra debt account. The costs are capitalized, reflected in the balance sheet as a contra long-term liability, and amortized using the effective interest method or over the finite life of the underlying debt instrument, if below de minimis.

Derivative Liability

The Company accounts for certain instruments, which do not have fixed settlement provisions, as derivative instruments in accordance with FASB ASC 815-40, Derivative and Hedging – Contracts in Entity’s Own Equity. This is due to the conversion features of certain convertible notes payable being tied to the market value of our common stock. As such, our derivative liabilities are initially measured at fair value on the contract date and are subsequently re-measured to fair value at each reporting date. Changes in estimated fair value are recorded as non-cash adjustments within other income (expenses), in the Company’s accompanying Consolidated Statements of Operations.

Fair Value Measurements

In August 2018, the FASB issued a new guidance which modifies the disclosure requirements on fair value measurements.

We categorize our financial instruments into a three-level fair value hierarchy that prioritize the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. Financial assets recorded at fair value on our consolidated balance sheets are categorized as follows:

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

The Company has incurred losses from inception of approximately $17,200,000, has a working capital deficiency of approximately $4,286,000 and a net capital deficiency of approximately $4,300,000, which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. As of May 31, 2020, the Company did not have sufficient cash on hand to fund operations for the next 12 months. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and receive additional loans from third parties and related parties. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

Sales and Accounts Receivable

During the year ended May 31, 2020, sales to 5 customers accounted for approximately 87% of the Company’s net sales. These five customers accounted for 38%, 13%, 12%, 12% and 12% of the Company’s net sales, respectively. Five customers accounted for approximately 70% of the Company’s accounts receivable as of May 31, 2020. These five customers accounted for 19%, 17%, 13%,11% and 10% of the Company’s accounts receivable, respectively.

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

Financial assets and liabilities recorded on the accompanying consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

The carrying value of our contingent liability approximated the fair value as of May 31, 2020 in considering Level 1 inputs within the hierarchy.

The carrying value of our derivative liability as of May 31, 2020 approximated the fair value in considering Level 3 inputs within the hierarchy. The Company’s derivative liability is measured at fair value using the Black Scholes valuation methodology.

For the year ended May 31, 2020 the following input were utilized to derive the fair value of our derivative liability:

May 31,
2020
Risk free interest rate	0.17% - 1.81%
Expected dividend yield	0
Expected term (in years)	1
Expected volatility	27.50% - 88.09%

The following tables set forth by level, within the fair value hierarchy, the Company’s financial instruments carried at fair value as of May 31, 2020 and May 31, 2019:

	May 31, 2020
	Level 1	Level 2	Level 3	Total
Contingent liability	$57,273	$—	$—	$57,273
Derivative liability	—	—	146,715	146,715
Total	$57,273	$—	$146,715	$203,988

	May 31, 2019
	Level 1	Level 2	Level 3	Total
Contingent liability	$382,582	$—	$—	$382,582
Derivative liability	—	—	—	—
Total	$382,582	$—	$—	$352,582

Note 5 – ESD DISCONTINUED OPERATIONS

On June 21, 2019 the Company shut down the ESD operation to further concentrate its efforts and available resources on its core brands and any additional brands it acquires. On November 4, 2019, ESD filed for Chapter 7 bankruptcy protection. On December 11, 2019, the Company received a final decree from the United States Bankruptcy Court that a Chapter 7 bankruptcy estate for ESD had been fully administered. As a result, the Company discharged approximately $851,000 in accounts payable and accrued expenses and recorded a gain on the disposal of discontinued subsidiary in the amount of $894,000 during the year ended May 31, 2020.

Accordingly, the results of operations for ESD have been reclassed to discontinued operations for the years ended May 31, 2020 and 2019. The Company recognized a loss from discontinued operations of $80,838 and $745,181 for the years ended May 31, 2020 and 2019, respectively, related to the ESD operations.

Below are the results from discontinued operations for the years ended May 31, 2020 and 2019:

	For the year ended May 31,
	2020	2019
Sales, net	$5,911	$883,857
Cost of goods sold	16,303	667,330
Gross profit	(10,392)	216,527
Operating expenses	33,321	878,987
Loss from operations	(43,713)	(662,460)
Other expenses:
Interest and finance costs	(8,074)	(82,721)
Loss on sale of fixed assets	(29,050)	—
Net loss	$(80,838)	$(745,181)

The table below summarizes the net assets and liabilities of the discontinued operations of ESD that were discharged during the year ended May 31, 2020.

Liabilities
Accounts payable and accrued expenses	$851,481
Lines of credit	42,034
Total Liabilities	$893,515

The table below summarizes the net assets and liabilities related to discontinued operations of ESD as of May 31, 2019.

Assets
Cash and cash equivalents	$4,897
Accounts receivable	11,938
Inventory	16,303
Total Current assets	33,138
Equipment	31,250
Security deposits	5,245
Total Other assets	36,495
Liabilities
Accounts payable and accrued expenses	843,456
Lines of credit	37,560
Total current liabilities	881,016

Note 6 – GBC DISPUTE RESOLUTION AND SALE

On May 7, 2019, the Company , Giant Beverage, Inc. (“Giant”), and Frank Iemmiti and Anthony Iemmiti (“Frank and Anthony Iemmiti”) entered into a Dispute Resolution and Resale agreement that resolved all existing disputes between the two parties and resulted in the sale of the ownership of Giant to Frank and Anthony Iemmiti. The effective date of the Resale was March 1, 2019. On July 4, 2019, the Company and Frank and Anthony Iemmiti executed the amended Dispute Resolution and Resale Agreement. Under the terms of the agreement, the Company deposited $50,000 into an Attorney’s Trust Account, this was accrued for as of May 31, 2019. Frank and Anthony Iemmiti had a continuing obligation to provide the Company with all financial information of Giant that the Company needed to complete its SEC reporting requirements. Having successfully filed of all SEC documents this money was released from the Attorney’s Trust account to Frank and Anthony Iemmiti. In addition, the Company paid to Frank and Anthony Iemmiti the additional stated consideration in the Settlement Agreement, specifically 78,398 shares of the Company’s stock which was valued at $62,718. The number of shares of which was determined by the closing price, $.80 per share, the day prior to execution of the Settlement Agreement. This amount was accrued for as of May 31, 2019. This released all current and future causes of actions and claims against the Company. At the closing, the Company sold the Giant Company to Frank and Anthony Iemmiti in exchange for their transfer to the Company of 291,000 Common Stock Shares previously held by Frank and Anthony Iemmiti. During the year ended May 31, 2019, the Company incurred a loss of $733,557 on the resale of GBC and recorded a charge of $169,942 related to the loss on discontinued operations.

Below are the results of operations for the year ended 2019 including GBC results for the period. The results for 2019 include GBC results from June 1, 2019 – February 28, 2019 up to the date of sale of GBC.

For the year ended
May 31, 2019
Sales, net	$2,134,080
Cost of goods sold	1,804,242
Gross profit	329,838
Operating expenses	477,563
Loss from operations	(147,725)
Other expenses:
Interest and finance costs	(22,217)
Net loss	$(169,942)

The table below summarizes the net assets sold and the consideration paid for the sale of GBC as of February 28, 2019, the day prior to the effective date of the resale.

Assets
Cash and cash equivalents	$19,915
Accounts receivable	62,458
Inventory	109,143
Equipment	54,255
Notes receivable	5,943
Goodwill	726,890
Intangible assets	422,003
Other assets	72,341
Total assets	$1,472,948
Liabilities
Accounts payable and accrued expenses	$405,222
Loans payable	42,645
Lines of credit	32,357
Current maturities of loan payable – stockholders	$109,995
Total Liabilities	$590,219
Other consideration paid to buyers
Cash	$50,000
78,398 Shares of Common stock at $.80 per share	62,718
Less: consideration paid by buyers
291,000 shares of the Company’s common stock at $0.90 per share	(261,900)
Loss on sale of subsidiary	$(733,557)

Note 7 – JCG ACQUISITION

To support the company’s strategic initiatives, the Company acquired JCG and the JCG brands.

Effective August 2, 2018, the Company entered into an agreement (the “JCG Agreement”) to acquire all of the outstanding stock of JCG in exchange for 327,293 shares of the Company’s restricted common stock valued at $1.95 per share for a total value of approximately $638,000. If these shares are trading below $1.50 after August 2, 2019, the Company would be required to issue additional shares so that the value of the 327,293 shares plus these additional shares, with a floor price of $1.00, will be equal to $900,000. On August 2, 2019, the 12-month anniversary of the acquisition of JCG the Company determined that the Company’s stock price closed below the contractual floor for remeasurement of the purchase consideration and additional consideration was due to the sellers. As of May 31,2019, the Company accrued approximately $383,000 to reflect the fair value of the contingent consideration related to the acquisition. During the year ended May 31, 2020, the Company recorded a change in the fair value of the contingent liability of $325,309. As of May 31, 2020, the contingent shares have not been issued.

The JCG Agreement also provides for the issuance of a warrant for 200,000 shares of common stock with a two-year term and an exercise price of $4.25 with a value of approximately $9,400. The JCG Agreement also provides for an additional 218,182 shares of restricted common stock to be issued when the gross revenues of the JCG brands reach $900,000 in a twelve-month period. The JCG Agreement further provides for additional shares of restricted common stock, with a market value of $500,000 on the date of issuance, to be issued when the gross revenues of the JCG brands reach $3,000,000 in a twelve-month period, and again when the gross revenues of the JCG brands reach $5,000,000 in a twelve-month period. The JCG Agreement also provides for the issuance of the restricted common stock and warrants to the shareholders of JCG on a pro rata basis according to their respective percentage of ownership as of August 2, 2018. The restricted common stock may not be transferred, sold, gifted, assigned, pledged, or otherwise disposed of, directly or indirectly, for a period of twelve months (the “Lock-Up Period”). After the Lock-Up Period, the maximum shares that may be sold by each restricted common stockholder during any given one-day period shall be 5% of their total holdings or no more than 20% of the average trading volume of the preceding 30 days, whichever is less. The Company has determined the value of the contingent shares and warrants, in excess of the initial 327,293 shares, to be approximately $722,000, for a total purchase price value of approximately $1,360,000.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Issuance of 327,293 shares of common stock with an estimated fair value of $1.95 per share	$638,182
Contingent consideration for additional shares (included in additional paid-in capital)	684,641
Warrants to purchase additional shares	37,177
Total purchase consideration	$1,360,000

Cash	$265
Accounts receivable	167,700
Inventory	72,035
Accounts payable	(65,000)
Intangibles - Trademarks and copyrights	1,185,000
Total consideration	$1,360,000

The intangibles relate to trademarks and copyrights acquired in the JC acquisition and are being amortized over a 5-year period. During the years ended May 31, 2020 and 2019 the Company recorded amortization expense of $92,000 and $69,000, respectively, related to the JC intangibles. The Company recorded an impairment charge of $725,000 against the intangibles recorded related to the acquisition of JCG during the year ended May 31, 2019, and recorded an impairment charge of $299,000 during the year ended May 31, 2020. The balance of the intangibles related to the JC acquisition as of May 31, 2020 was $0.

Note 8 – INTANGIBLE ASSETS

Intangible assets as of May 31, 2020 and 2019 were as follows:

	May 31, 2020	May 31, 2019
Intangible assets:
Trademarks and copyrights	$460,000	$1,560,000

Less: accumulated amortization:
Trademarks and copyrights (1)	161,000	178,375
Less: Impairment	299,000	990,625
Net book value at the end of the year	$—	$391,000

_________

The Company amortizes its intangible assets using the straight-line method over a period ranging from 5-10 years. The Company reviews its intangible assets when there are indications of performance issues. During years ended May 31, 2020 and 2019, the JCG brands did not perform at the level we anticipated, and sales milestones were not achieved. The Company did not have the resources to support the brand during years ended May 31, 2020 and 2019 and this had a direct impact on its performance. Based on this review and analysis, the Company recorded impairment charges of $299,000 and $725,000 against the intangibles recorded related to the acquisition of JCG during the years ended May 31, 2020 and 2019, respectively. In addition, as a result of the shutdown of the ESD operations in June 2019, the remaining unamortized intangible assets related to the ESD acquisition of $265,625 was written off during the year ended May 31, 2019.

Amortization expense for the years ended May 31, 2020 and 2019 $92,000 and $69,000, respectively.

Note 9 - GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from VK. The changes in the carrying amount of goodwill for the years ended May 31, 2020 and 2019 were as follows:

	May 31, 2020	May 31, 2019

Balance – beginning	$195,000	$195,000
Less-impairment	$195,000	$—

Balance – end	$—	$195,000

Goodwill resulting from the business acquisitions had been allocated to the financial records of the acquired entity. The Company did not have the resources to support the brand during years ended May 31, 2020 and 2019 and this had a direct impact on its performance. Based on this review and analysis, the Company recorded impairment charges of $195,000 during the year ended May 31, 2020.

Note 10 – NOTES PAYABLE – RELATED PARTIES

On January 23, 2019, ESD issued a demand note in the amount of $10,000 to a related party. The note is unsecured, bears interest at an annual rate of 20% and had an original maturity date of March 1, 2019. On March 12, 2019, the obligations due under the terms of the note were assigned to the Company. The maturity date on the note had been extended to March 1, 2020. During years ended May 31, 2020 and 2019, the Company recorded interest expense of $2,000 and $707, respectively, and accrued interest on the note at May 31, 2020 amounted to $2,707.

On January 28, 2020, the Company issued a demand note in the amount of $8,200 to a related party. The note is unsecured, bears interest at an annual rate of 20% and has maturity date of January 28, 2021. During the year ended May 31, 2020, the Company recorded interest expense of $557.

Prior to ESD’s bankruptcy declaration, ESD became indebted to certain creditors in the total amount of $45,169 which indebtedness was personally guaranteed by Fernando Leonzo, the Company’s CEO. The debt was not protected under the ESD bankruptcy. On February 20, 2020, the Company and Fernando Leonzo entered into an agreement under which Fernando Leonzo would discharge the indebtedness personally and directly and the Company would pay Fernando Leonzo, $3,000 per month beginning February 2020 until such time that the indebtedness is fully discharged. Interest will accrue at an annual rate of 5% on any monthly payments not made by the 21st of the month. As of May 31, 2020, the Company paid a total of $5,300 to Fernando Leonzo in accordance with this agreement. During the year ended May 31, 2020, the Company recorded interest expense of $527.

The following table summarizes the Company’s Note Payable – Related Parties as of May 31, 2020:

Issue Date	Maturity Date	Interest Rate	Original Amount	Accumulated Payments as of May 31, 2020	Accumulated Accrued interest as of May 31, 2020	Balance May 31, 2020

1/23/2019	3/1/2020	20.0%	$10,000	$—	$2,707	$12,707

1/28/2020	1/28/2021	20.0%	$8,200	$—	$557	$8,757

2/20/2020	2/19/2021	5.0%	$45,169	$5,300	$527	$40,396

				Total		$61,860

Note 11 – NOTES PAYABLE

The following table summarizes the Company’s Notes Payable as of May 31, 2020:

Issue Date	Maturity Date	Interest Rate	Original Amount	Original Issue Discount	Fee	Proceeds	Additional Principal	Accumulated Payments as of May 31, 2020	Accumulated debt conversions as of May 31, 2020	Balance May 31, 2020	Unamortized Capitalized Finance Costs and Original Issue Discount at May 31, 2029	Amounts Reported per Balance Sheet at May 31, 2020

10/29/2018	11/15/2020	0.0%	$131,250	$6,250	$—	$125,000		$—	$—	$131,250	$16,406	$114,844

2/27/2019	2/27/2020	0.0%	$312,500	$62,500	$6,000	$244,000		$91,156	$—	$221,344	$—	$221,344

3/21/2019	3/20/2020	0.0%	$312,500	$62,500	$6,000	$244,000	$55,000	$80,083	$47,630	$239,787	$—	$239,787

5/16/2019	2/16/2020	7.0%	$75,000	$—	$—	$75,000		$—	$—	$75,000	$—	$75,000

								Total		$667,381	$16,406	$650,975

Note 1	- In order to avoid default under the note for missed payments, the Company and the Note Holder have to increase the principal due by a total of $55,000, which has been recorded as a finance cost during the year ended May 31, 2020.

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

On October 29, 2018, the Company issued a Secured Promissory Note (“SPN”), in the principal amount of $131,250 which had an original maturity date of November 15, 2019. The SPN does not bear interest. The SPN was issued with a 5% original issue discount. Under the terms of the Note, the Company shall repay the SPN note holder in 12 equal monthly installments of $10,938 beginning December 15, 2018. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 20,000 restricted shares of the Company’s common stock as of the date of the SPN at $1.60 per share and is obligated to issue an additional 20,000 shares, 180 days from the date of the SPN and an additional 20,000 shares, 270 days from the date of the SPN. As a result of this transaction, the Company recorded a deferred finance cost of $102,250, which is being amortized over the life of the SPN. On November 29, 2019, the maturity date of the note was extended to November 15, 2020. All other terms of the note remain the same. In consideration for the extension of the maturity date, the Company issued 131,250 shares of the Company’s restricted common stock, at $0.25 per share, the closing market price per share. As a result, the Company has recorded man additional deferred finance cost of $32,813. During the years ended May 31, 2020 and 2019, the Company recorded amortization of deferred finance costs of $61,256 and $45,618, respectively. As of May 31, 2020, the Company had not paid any of the monthly installments.

On February 27, 2019, the Company issued a Secured Note (“SN”), in the principal amount of $312,500 which had an original maturity date of February 27, 2020. The SN does not bear interest. The SN was issued with a 20% original issue discount. Under the terms of the SN, the Company shall repay the SN note holder in 12 equal monthly installments of $26,042, beginning in March 2019. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 50,000 restricted shares of the Company’s common stock as of the date of the SN at $2.0495, and the Company recorded a charge to finance expense in the amount of $102,475. In addition, as a result of this transaction, the Company recorded a deferred finance cost of $62,500, which is being amortized over the life of the SN, of which $46,397 and $16,103 was amortized during the years ended May 31, 2020 and 2019, respectively.

On December 23, 2019, the Company and a Note Holder agreed to amend the Secured Note dated February 27, 2019 because of three amortization payment failures that have occurred since the original date of the Secured Note.

As a result of the amendment, (1) the Company shall issue 50,000 restricted common stock shares to the Note Holder; (2) Through January 31, 2020 (the “30 Day Period), the Note Holder will not issue any notices, demands, or otherwise or file any lawsuits regarding any alleged breach of the Secured Note or the SPA; (3) During the 30 Day Period, the Note Holder shall have the right to convert up to $39,063 (which amount equals the Monthly Principal Amortization Amount, as defined in the Secured Note times 1.5 (plus a conversion fee of $750 for each conversion amount) at a conversion price of $0.10 per share; (4) The Company shall bring the Note current during the 30 Day Period; (5) Should the Company fail to bring the Note current within the 30 Day Period, the Note Holder may elect to exercise its conversion rights for an additional 30 day period of between January 31, 2020 to February 28, 2020 (the “Second 30 Day Period”) as a follow on conversion after the 30 Day Period for the principal amount equal to or greater than $39,063, each such conversion of which shall reduce the principal amount then owed; and, (6) Should the Note Holder elect to proceed with the Second 30 Day Period, the Note Holder agrees to extend the Forbearance for the Second 30 Day Period. As of May 31, 2020, the 50,000 shares of restricted common stock have not been issued, and, the Note Holder has not exercised his conversion rights.

On March 21, 2019, the Company issued a 2nd Secured Note (“2-SN”), in the principal amount of $312,500 which had an original maturity date of March 21, 2020. The 2-SN does not bear interest. The 2-SN was issued with a 20% original issue discount. Under the terms of the SN, the Company shall repay the 2-SN note holder in 12 equal monthly installments of $26,042 beginning in April 2019. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 50,000 restricted shares of the Company’s common stock as of the date of the 2-SN at $1.825, and, as a result of this transaction, the Company recorded a charge to finance expense in the amount of $91,250. In addition, as a result of this transaction, the Company recorded a deferred finance cost of $62,500, which is being amortized over the life of the 2-SN, and, of which, $50,371and $12,129 was amortized during the years ended May 31, 2020 and 2019, respectfully.

Since execution date of the 2-SN, the Company made two scheduled payments aggregating $52,083. On October 30, 2019, in order to avoid default under the note for any further missed payments, the Company and the 2-SN note holder have agreed to a series of amendments to the 2-SN which, (i) increase the principal due under the 2-SN by a total of $55,000, which has been recorded as a finance cost during the year ended May 31, 2020, (ii) the Company agreed to pay $28,000, and (iii) the Company shall repay the remaining unpaid principal due on the 2-SN note in 7 equal monthly installments of $41,059 beginning on November 30, 2019. As of May 31, 2020, the Company has not made an installment payment. The series of amendments to the 2-SN was treated as an extinguishment of the old 2-SN and an issuance of a new 2-SN. As a result of the extinguishment of the old 2-S, the Company has recorded an additional charge to finance expense in the amount of $19,121, during the year ended May 31, 2020, the amount of which represents the remaining balance of the unamortized 20% original issue discount as of October 30, 2019, the date of the most recent amendment.

On December 18, 2019, the Note Holder converted $20,000 of the outstanding debt into 307,692 shares of the Company’s common stock at $0.065 per share and the maturity date of the Note was extended to May 31, 2020. On March 20, 2020, the Note Holder converted $22,500 of the outstanding debt into 450,000 shares of the Company’s common stock at $0.05 per share and, on May 28, 2020, the Note Holder converted $5,130 of the outstanding debt into 570,000 shares of the Company’s common stock at $0.009 per share.

On May 16, 2019, the Company issued a Second Secured Promissory Note (“2-SPN”), in the principal amount of $75,000 which had an original maturity date of February 16, 2020. The 2-SPN bears interest at an annual rate of 7% and is due on maturity. As additional consideration for the funding of the 2-SPN, the Company has issued an aggregate of 7,500 restricted shares of the Company’s common stock as of the date of the 2-SPN at $2.00 per share and is obligated to issue an additional 7,500 shares, 180 days from the date of the 2-SPN and an additional 7,500 shares, at maturity. The Company recorded interest expense of $5,250 and $230 during the years ended May 31, 2020 and 2019, respectively. As a result of this transaction, the Company recorded a deferred finance cost of $60,679, which is being amortized over the life of the 2-SPN, of which, $57,308 and $3,371 was amortized during the years ended May 31, 2020 and 2019, respectively.

As of May 31, 2020, future principal payments of the note payable were approximately as follows:

For the twelve months ending May 31,

2021	$667,381

Note 12 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the Company’s convertible notes payable as of May 31, 2020 and May 31, 2019:

	May 31, 2020			May 31, 2019
	Unamortized deferred finance costs and original issue discount	Principal	Net	Unamortized deferred finance costs and original issue discount	Principal	Net
The 2016 Notes	$—	$—	$—	$—	$6,000	$6,000
2017 NPA Notes	—	737,500	737,500	52,978	$737,500	684,522
The 2nd Note Offering	—	355,000	355,000	80,300	$455,000	374,700
2020 Note Issuances	83,277	504,300	421,023	—	—	—

	$83,277	$1,596,800	$1,513,523	$133,278	$1,198,500	$1,065,222

As of May 31, 2020, 8 convertible notes with principal amounts aggregating $1,047,500 have passed their maturity date, of which, one convertible note with a principal of $100,000 is in default as the holder has submitted a request for payment and declared in default by the note holder.

On September 12, 2019 the Company was served with a summons from the Supreme Court of the State of New York to answer a complaint filed by the Gankaku Living Trust (“Gankaku”) (Gankaku Living Trust v. Life on Earth Inc., Supreme Court of New York, No.655189/2019) claiming a breach of contract and default upon the Note. The Note was issued to the Gankaku Living Trust (“Gankaku”) by the Company on May 24, 2018 with an original maturity date of May 24, 2019. This maturity date of this note was extended on May 24, 2019 until June 24, 2019. The Company paid the outstanding interest on the note of $7,000 as part of this extension. On June 25, 2019, Gankaku’s legal counsel sent a demand letter to the Company requesting payment in full. Under the terms of the convertible note, the Company had 10 business days to pay the outstanding balance or the note would be in default. Under the terms of the note, upon default, the Holder shall be issued the number of common stock equal to the outstanding balance multiplied by 125%, divided by the average price, as defined. On July 17, 2019 the Gankaku’s counsel sent the Company’s counsel an official notice of default for the note and demanded the immediate issuance of Common Stock per the convertible note agreement and also demanded that the Company make all of its assets available to the Gankaku Living Trust as collateral. The Company retained counsel to represent it in this case.  On July 1, 2020, the Supreme Court entered a judgment against the Company in the amount of $100,000.00 plus interest at 7% and ordered that $150,000 worth of stock be issued to the plaintiff. At this point in time, we terminated our attorneys and hired a new firm that filed an order to show cause on our behalf, alleging that the underlying transaction was criminally usurious and void under New York law.  The Supreme Court issued a TRO (Temporary Restraining Order) on July 24, 2020 halting any attempt by the plaintiff to enforce the judgment.  A hearing on the company’s motion for a preliminary injunction has not yet been set but when it is, at which time the court will decide whether or not to grant the company’s request for a Preliminary Injunction to stop enforcement of the judgment and to decide whether or not the loan violated New York’s criminal usury statute (Penal Law §190.40).  If the court determines that the note violated the criminal usury statute of New York, the Company is relying upon New York’s General Obligations Law §5-511 that automatically voids the entire transaction and all collateral security agreements.  This means that if the court agrees with the Company, the judgment will be voided and no additional stock will be required to be issued to the plaintiff. Shortly after the Court issued the above-described Order, legal counsel for the parties commenced settlement discussions. While engaging in settlement discussions, the parties agreed to adjourn the hearing on the Company’s Motion to Vacate until September 2, 2020. As of the date hereof, the parties are still engaged in settlement discussions. However, in the event a settlement is not reached, the Company intends to defend itself against all claims asserted by Gankaku.

The 2016 Notes

During the quarter ended November 30, 2016 the Company entered into Convertible Promissory Note Agreements (The “Convertible Notes”) with seven (7) individuals (“Holders”) pursuant to which they purchased the Company’s unsecured fixed price convertible promissory notes in the aggregate principal amount of $803,000. The Convertible Notes carry interest at the rate of 5% per annum and mature at various dates through November 7, 2017. The Convertible Notes were issued with a 10% original issue discount. As additional consideration for the purchase of the Convertible Notes, the Company has issued an aggregate of 358,000 shares of its common stock to the Holders, during March 2017. Pursuant to the Convertible Notes, the Company issued common stock purchase warrants (the “Warrants”). The Warrants allow the Holders to purchase up to an aggregate of 146,000 shares of the Company’s common stock at an exercise price of $4.25 per share until September 30, 2021. Also, under the terms of the Convertible Notes, the Company and the Holders entered into a registration rights agreement covering the 358,000 shares issued. Pursuant to the terms of the registration rights agreement, the Company has filed a registration statement with the U.S. Securities and Exchange Commission covering up to an aggregate of 1,206,626 shares of the Company’s common stock. The registration became effective on March 29, 2017.

On September 20, 2017 and upon maturity, the Company repaid one Convertible Note Holder the principal amount of $440,000 and, accrued and unpaid interest in the amount of $21,156. In addition, the Company purchased 220,000 shares of treasury stock from the Holder for $63,844 and subsequently cancelled the shares.

On November 6, 2017 and upon maturity, the Company repaid two Convertible Note Holders the aggregate principal amount of $165,000 and, accrued and unpaid interest in the amount of $8,747.

During November 2017, the Company and the remaining four Convertible Note Holders agreed to extend the maturity date of their respective Convertible Notes to September 30, 2018.

In July 2018, the Company and one Convertible Note Holder agreed to convert the outstanding principal balance of $110,000 and related accrued interest of $10,648 into 160,911 shares of the Company’s common stock.

In February 2019, the Company and two Convertible Note Holders agreed to convert the outstanding principal balance of $77,000 and related accrued interest of $4,804 into 32,722 shares of the Company’s common stock at $2.50 per share.

During the year ended May 31, 2020, the Company paid one convertible note holder $6,000 of principal.

As of May 31, 2020 and 2019, the outstanding balance of the 2016 Convertible Notes was $0 and $6,000, respectively.

The 2017 NPA Note

On September 25, 2017, the Company entered into a note purchase agreement (“NPA”), pursuant to which the Company issued a 7% secured promissory note (“SPN”) in the principal amount of $650,000 (the “650K Note”), which had an original maturity date of March 25, 2019. As additional consideration for the issuance of the SPN, the Company issued 300,000 restricted shares of the Company’s common stock at $1.00 per share, which was recorded as a deferred finance cost. The deferred finance cost is being amortized over the life of the SPN.

On November 3, 2017, the NPA was amended and an additional 7% SPN was issued to the purchaser in the principal amount of $175,000 (the “$175K Note”), which had an original maturity date of May 3, 2019. As additional consideration for the issuance of the $175K Note, the Company issued 160,000 restricted shares of the Company’s common stock at $2.10 per share, which was recorded as a deferred finance cost. The deferred finance cost is being amortized over the life of the SPN.

Both SPN’s are secured by a continuing security interest in substantially all assets of the Company. Under the terms of the NPA, the Company was required to pay a consulting fee of $65,000 to the purchaser. In November 2017, the purchaser agreed to and accepted from the Company, 86,667 shares of the Company’s common stock, which shares were issued at $2.00 per share, in lieu of payment of the consulting fee, which was recorded by the Company as a deferred finance cost. The deferred finance cost is being amortized over the life of the SPN’s.

On January 26, 2018, the Company entered into an NPA, pursuant to which the Company issued a Note in the amount of $125,000 (the “Note Purchase”). The Note bears interest at 7% per annum and had an original maturity date of January 26, 2019. In connection with the NPA, the Company and the Purchaser also entered into a Side Letter, pursuant to which, as additional consideration for the NPA, the Company agreed to (i) pay to the Purchaser, the first $125,000 in cash proceeds received by the Company in connection with a NPA from third parties unaffiliated with the Purchaser (the “Cash Payment”) shall be used to reduce the amount due to the Purchaser under the $175K Note , and (ii), with certain exceptions, not issue any shares of common stock or other securities convertible into shares of common stock unless and until the Cash Payment has been made in full. In January 2019, the $125,000 note which was issued on January 26, 2018 plus accrued and unpaid interest amounting to $8,654 was converted into 178,205 shares of the Company’s common stock at $0.75 per share. As of May 31, 2020, and May 31, 2019, the outstanding balance was $0, respectively.

As further consideration for the Note Purchase, the Company entered into an agreement to amend certain SPN’s (the “Note Amendment”), pursuant to which the $175K Note and the $650K Note (together, the “Old Notes”) were amended to provide the Purchaser with the ability to convert the principal amount of such Old Notes, together with accrued interest thereon, into shares of the Company’s common stock (the “Conversion Shares”). Pursuant to the Note Amendment, the conversion price shall be equal to $1.50, subject to adjustments as set forth in the Note Amendment, and the number of Conversion Shares issuable upon conversion of the Old Notes shall be equal to the outstanding principal amount and accrued but unpaid interest due under the terms of the Old Notes to be converted, divided by the Conversion Price. The Note Amendment was treated as an extinguishment of the old notes and an issuance of new notes (the “New Notes”).

As a result of this transaction, the Company expensed the unamortized deferred financing costs of $557,462 as of the date of the extinguishment and recorded deferred financing costs on the New Notes, and the $125,000 note purchase, of $538,335, of which $52,977 and 379,020 was amortized during the years ended May 31, 2020 and 2019, respectively.

In July 2018, the Company (i) issued 100,000 common shares to note holder at a conversion price of $0.875 per share, to cancel $87,500 of principal amount due by the Company regarding the $175K Note; (ii) issued 60,000 shares at $0.875 per share to the note holder representing 20,000 shares per month penalty for the 3 month period from February 2018 through April 2018; (iii) paid the note holder an aggregate of $19,250 representing 4 months of accrued interest due by the Company from January 2018 through April 30, 2018 regarding the $650K and the $175K Notes; and, (iv) shall issue 39,333 shares to the note holder representing the remainder of interest due through December 31, 2018, representing $4,302 per month due on the total principal amount due of $737,500. As a result of this transaction, the Company recorded finance costs of $151,250 during the year ended May 31, 2019.

The Company recorded interest expense of $51,625 and $52,391 during years ended May 31, 2020 and 2019, respectively, on the 2016 Notes The total amount of accrued and unpaid interest expense on the NPA as of May 31, 2020 and May 31, 2019 was $107,635 and 52,391, respectively. As of May 31, 2020, and May 31, 2019, the outstanding balance was $737,500 and 737,500, respectively.

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

The Second Note offering

In May 2018, the Company offered an NPA, in the aggregate amount of up to $500,000 (the “2nd Note Offering”) and, as of May 31, 2020, issued secured convertible promissory notes to eighteen (18) investors under the terms of the 2nd Note Offering in the aggregate amount of $830,000.

Notes issued under the 2nd Note Offering shall mature one year from the date of issuance (the “Maturity Date”), shall accrue interest at the simple rate of 7% per annum, and are convertible, at the holder’s option, prior to the Maturity Date into that number of shares of the Company’s common stock, equal to the lower of (i) $1.50 per share of common stock, or (ii) that number of shares of common stock equal to the average closing price of the Company’s common stock as reported on the OTC Markets for the preceding 30 trading days prior to the date of conversion, multiplied by 0.65 (the “Conversion Price”); provided, however, in the event the Conversion Price is calculated based on (ii) above, the Conversion Price shall not be lower than $1.00 per share of common stock. All amounts due under the terms of the Notes shall be secured by a continuing security interest in substantially all of the assets of the Company. As additional consideration for the issuance of the notes issued under the 2nd Note Offering, the Company issued one (1) restricted share of the Company’s common stock to each note holder for each $1 invested, which was recorded as deferred finance cost.

As a result of this transaction, the Company recorded deferred finance costs in the aggregate amount of $612,644, of which, $80,302 and $531,803 was amortized during the years ended May 31, 2020 and 2019, respectively.

During the year ended May 31, 2020, one (1) investor converted $100,000 of notes plus $10,088 of interest into 166,667 shares of common stock at $0.75 per share. As a result of this transaction the Company recorded a finance cost of $14,917. During the year ended May 31, 2019, thirteen (13) investors converted an aggregate amount of $375,000 of notes issued under the 2nd Note Offering plus accrued and unpaid interest of $12,483 into 258,322 shares of the Company’s common stock at $1.50 per share.

As of May 31, 2020 and 2019, the outstanding balance was $355,000 and $455,000, respectively.

The 2020 Notes

On September 10, 2019, the Company issued a Convertible Promissory Note, in the principal amount of $110,000 which matures on September 9, 2020. The note bears interest at an annual rate of 10% and is due on maturity. The note was issued with a 10% original issue discount. On or after the maturity date, the note may be converted into the Company’s common stock at a conversion price equal to $0.75 per share or 70% of the average closing price on the primary trading market on which the Company’s common stock is quoted for the last thirty (30) trading days immediately prior to but not including the conversion date, whichever is lower (the “Conversion Price”). Upon the occurrence of any Event of Default, as defined by the note, then the conversion price shall be reduced to a price of $0.60 per share or 56% of the average closing price on the primary trading market on which the Company’s common stock is quoted for the last thirty (30) trading days, whichever is lower. As additional consideration for the funding of the note, the Company has issued an aggregate of 33,000 restricted shares of the Company’s common stock as of the date of the note at $0.54 per share. As a result of this transaction, the Company recorded deferred finance costs totaling $28,820, which is being amortized over the life of the note, of which $18,012 was amortized during the year ended May 31, 2020. The Company recorded interest expense of 7,956 during the year ended May 31, 2020.

On September 23, 2019, the Company issued a 10% Convertible Redeemable Note, in the principal amount of $287,500 which matures on September 23, 2020. The note bears interest at an annual rate of 10% and is due on maturity but may be paid during the term of the note in Company common stock. Any portion of the principal amount note may be converted into the Company’s common stock at a conversion price equal to 60% of average of 2 lowest closing days with 15-day lookback, based on conversion notice date. The proceeds of the note were reduced by $37,500 to pay for management fees and legal services. As a result of this transaction, the Company recorded a derivative liability of $122,174 and a deferred finance costs totaling $159,674, which is being amortized over the life of the note, of which $99,795 was amortized during the year ended May 31, 2020, and recorded a change in the fair value of the derivative liability of $10,516 during the year ended May 31, 2020. The Company recorded interest expense of $19,765 during the year ended May 31, 2020. On May 28, 2020, the note holder converted $6,500 of principal and $438 of accrued interest into 564,072 shares of the Company’s common stock at $0.0123 per share.

On October 25, 2019, the Company issued a Convertible Promissory Note, in the principal amount of $68,000 which matures on October 25, 2020. Under the terms of the Note, in the event of a default, the principal amount of the note shall increase by 150%. Because the Company failed to timely deliver shares of its common stock to the Note Holder upon receipt of the Note Holder’s notice of exercise of conversion, the note was placed in default. As a result, the Company recorded a finance expense of $34,000 during the year ended May 31, 2020. The note bears interest at an annual rate of 10% and is due on maturity. Any portion of the principal amount note may be converted into the Company’s common stock at a conversion price equal to 65% of average of 2 lowest closing days with 15-day lookback, based on conversion notice date. The proceeds of the note were reduced by $7,760 to pay for management fees and legal services. As a result of this transaction, the Company recorded a derivative liability of $25,815 and a deferred finance costs totaling $33,575, which is being amortized over the life of the note, of which $20,985was amortized during the year ended May 31, 2020 and recorded a change in the fair value of the derivative liability of $1,605 during the year ended May 31, 2020. The Company recorded interest expense of $4,356 during the year ended May 31, 2020.

On March 5, 2020, the Company issued a Convertible Promissory Note, in the principal amount of $38,000 which matures on March 5, 2021. The note bears interest at an annual rate of 10% and is due on maturity. After 180 days of the issuance of the Note, the note may be converted into the Company’s common stock at a conversion price equal to 61% of the average closing price on the primary trading market on which the Company’s common stock is quoted for the last twenty (20) trading days immediately prior to but not including the conversion date. As a result of this transaction, the Company recorded a derivative liability of $7,637 during the year ended May 31, 2020. The Company recorded interest expense of $895 during the year ended May 31, 2020.

As of May 31, 2020, future principal payments of the convertible notes payable were approximately as follows:

For the twelve months ending May 31,

2021	$1,596,800

Note 13 – LINES OF CREDIT

In April 2017, the Company entered into three credit lines with a small business lender that allows the Company to borrow up to $35,000 and bears interest at 94% per annum. The facilities require weekly payments of principal and interest. At May 31, 2020 the aggregate outstanding balance was $26,134. At May 31, 2019 the aggregate outstanding balance was $34,732.

Note 14 – CAPITAL STOCK

As of May 31, 2020, the authorized common stock of the Company was 200,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. At February 29, 2020 and May 31, 2019, respectively, there were 1,200,000 shares of preferred stock outstanding.

On November 11, 2019, the Board of Directors and a majority of the voting power approved a resolution to effectuate a 5:1 Reverse Stock Split. Under this Reverse Stock Split each 5 shares of our Common Stock were automatically converted into 1 share of Common Stock. To avoid the issuance of fractional shares of Common Stock, the Company issued an additional share to all holders of fractional shares. In addition, as discussed below, the Board of Directors and the holders of a majority of the voting power approved a resolution to effectuate an increase in authorized Shares of Common Stock from One Hundred million (100,000,000) to Two Hundred million (200,000,000) shares of common stock, $0.001 par value. The Company received approval from FINRA on March 25, 2020 an, on that date, the reverse stock split became effective

The number of authorized, issued and outstanding, and available shares of common shares as of March 25, 2020, immediately after the reverse stock split was approved by FINRA are disclosed in the table below:

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

Preferred Stock

On April 22, 2020, the Company, pursuant to the provisions of Section 151 of the Delaware General Corporation Law, created a new Preferred Series class of shares designated as Series B out of the already 10 million shares of Preferred Stock authorized in the Company’s Certificate of Incorporation. The Company already, since its inception, had designated and issued a Class A Series of Preferred Stock consisting of one million two hundred thousand shares (1,200,000), $0.001 par value share. The new Series B Preferred are for a total of two hundred fifty thousand shares (250,000), $0.001 par value per share, to be designated as Series B Preferred Stock.

Series A Preferred Stock

The Series A Preferred Stock has the following rights and privileges:

Voting – One share of Series A Preferred Stock has the equivalent voting rights as 50 shares of common stock.

Series A Preferred Shares Outstanding:	May 31, 2020
Shares Outstanding
Fernando Oswaldo Leonzo	600,000
Robert Gunther	300,000
Jerry Gruenbaum	100,000
John Romagosa	200,000
Total	1,200,000

The Series A Preferred Shares do not have liquidation preferences but have 50-1 preferred voting rights.

Series B Preferred Stock

Holders of Series B Preferred Shares have the following rights and privileges:

Voting - The Series B Preferred Shares shall have no voting rights.

Conversion - The holders of Series B Preferred Shares shall have the rights to convert their Series B Preferred Shares into Common Stock shares.

Dividends - The Company shall pay the holders of Series B Preferred Stock a 10% annual cash dividend paid quarterly.

As of May 31, 2020, the were no Series B Preferred Share issued or outstanding.

Common Stock

Shares of common stock have the following rights and privileges:

Voting – The holder of each share of common stock is entitled to one vote per share held. The holders of common stock are entitled to elect members of the Board of Directors.

Dividends – Common stockholders are entitled to receive dividends, if, and when, dividends are declared by the Board of Directors. The Company has not declared dividends since inception.

Shares of common stock issued for services

The Company issues shares of common stock in exchange for financing and services provided by select individuals and or vendors. During the years ended May 31, 2020 and 2019 the Company issued 645,029 and 456,964 shares, respectively. Also, the Company cancelled 1,050,280 shares during the year ended May 31, 2020.

Shares of common stock sold

The Company sells shares of common stock as a form of fundraising. During the year ended May 31, 2019 the Company sold 560,200 shares of common stock at prices ranging from $.50 to $1.50 per share resulting in net proceeds of $402,100. During the year ended May 31, 2020 the Company sold 0 shares of its common stock.

Warrants

Warrants outstanding

		Year ended May 31, 2020		Year ended May 31, 2019
		Weighted Average		WeightedAverage
	Warrants	Exercise price	Warrants	Exercise price
Exercisable – June 1,	349,000	$4.25	149,000	$4.25
Granted – JCG acquisition	—	—	200,000	4.25
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding	349,000	$4.25	349,000	$4.25

Exercisable – May 31,	349,000	$4.25	349,000	$4.25

Warrants		Strike
Underlying Shares	Expiration	Price
80,000	September 30, 2021	$4.25
33,000	October 7, 2021	$4.25
200,000	August 2, 2020	$4.25
6,000	September 20, 2021	$4.25
30,000	September 29, 2021	$4.25
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

Rent expense for the years ended May 31, 2020 and 2019, respectively, totaled $2,487 and $4,481, respectively.

On November 20, 2019, a Complaint was filed with the Superior Court-Judicial District of New Haven by a former employee, naming the Company as Defendant. The Complaint claims that the Company owes the former employee back wages of $60,000 and unpaid expenses of $20,000, which were due to be paid to the former employee upon his termination from the Company on November 1, 2019, in accordance with an employment agreement dated November 18, 2018. The Company has responded that the employee was terminated for cause and, as such, no longer obligated under the terms of the employment agreement. As of August 17, 2020, the parties have not engaged in extensive discovery or any substantial motion practice and no trial date has been set. In addition to the back wages of $60,000, severance of $45,000 and unpaid expenses of $20,000, the Company has recorded legal expenses of $15,000 during the year ended May 31, 2020, as a result of receiving the Complaint.

Note 16 - INCOME TAXES

The deferred tax attributes consist of the following:

	May 31, 2020	May 31, 2019
Net operating loss carryforward	$4,356,000	$3,698,000
Stock based compensation	1,319,000	1,185,000
Valuation allowance	(5,675,000)	(4,883,000)
Deferred tax asset, net	$—	$—

For the year ended May 31, 2020, the valuation allowance increased by approximately $792,000.

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

As of May 31, 2020, the Company has net operating loss carryforwards of approximately $15,000,000 to reduce future federal and state taxable income.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examinations

Note 17 - RELATED PARTY TRANSACTIONS

In October 2013, the Company signed a distribution agreement with Gran Nevada Beverage, Inc. (“Gran Nevada”), an entity related through common management and ownership. During the years ended May 31, 2020 and 2019, the Company sold $0 and $72,592 respectively. These products were produced by a third party copacker and were not purchased from Gran Nevada. The availability of third party copackers that can produce an Horchata are limited and it directly impacts sales. As there is currently no co-packing available for this product the Company does not know if they will be able to produce this product again in the future.

Note 18 - SUBSEQUENT EVENTS

During June and July 2020, the Company issued 7,648,632 shares of its common stock, valued at approximately $75,300, for conversions of debt at prices ranging from $0.00725 per share to $0.0121 per share.

In June 2020, the Company issued 100,000 shares of Series B Preferred Stock for $100,000.

On July 15, 2020, RedStart Holdings, (“Redstart”),the holder of two convertible notes of the Company, filed a lawsuit against the Company in Supreme Court, Nassau County, New York. The Complaint sets forth six causes of action and seeks relief consisting of (1) money damages in the amounts (i) of the greater of $111,800.00 and the “parity value”, as defined in the Notes and $2,000.00 per day until the issuance of the Company common stock (calculated in accord with the terms set forth in the Notes and corresponding Agreements) and (ii) $55,900.00 arising from the original unpaid balance of the Notes, (2) liquidated damages arising from the lost profits that would have been realized if the Company common stock was provided to Redstart in an amount to be calculated, (3) reasonable legal fees and costs in an amount yet to be determined, (4) an order of specific performance, and (5) injunctive relief. All of the claims stem from the Company’s refusal to honor Redstart’s exercise notice in connection with a common stock conversion right that the Company had granted it under certain Convertible Promissory Notes and accompanying Securities Purchase Agreements. On July 21, 2020, Redstart obtained an order, temporarily restraining the Company’s new transfer agent from delivering any new shares of the Company to anyone other than Redstart. On August 7, 2020, the Company filed a Motion to Vacate the TRO, granted by the Court on July 23, 2020. Therein, the Company asserted that the Notes are, in fact, loan agreement that each charged interest rates in excess of 25% and, therefore, the Notes should be deemed void under New York’s criminal usury laws. The Court scheduled a hearing on the Company’s Motion for August 17, 2020. Following arguments, the Court rendered its decision from the bench and ordered the Company to hold in reserve the shares of Life on Earth common stock that Redstart, allegedly, is entitled to, and that the Company will be required to file its opposition to Redstart’s Motion for Preliminary Injunction within Three (3) weeks. Accordingly, the Company will continue to vigorously defend itself in this action. Further, as of August 31, 2020, the Court has not yet rendered its decision.

