Form 10-Q
period 2020-08-31
Life On Earth, Inc.
filed 2020-10-15
CIK 1579010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant’s common stock was 20,728,833 as of October 15, 2020.

Life On Earth, Inc.

Form 10-Q
TABLE OF CONTENTS

Life On Earth, Inc.

Condensed Consolidated Balance Sheets

	August 31,	May 31,
	2020	2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,884	$3,831
Accounts receivable, net of allowance for doubtful accounts of $33,356 and $33,356 as of August 31, 2020 and May 31, 2020, respectively	26,000	—

Total Assets	$30,884	$3,831

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$2,075,944	$1,833,205
Contingent liability	57,273	57,273
Derivative liability	146,715	146,715
Notes payable - related party	63,286	61,860
Notes payable, net of capitalized financing costs of $8,203 and $16,406 as of August 31, 2020 and May 31, 2020, respectively	647,759	650,975
Convertible notes payable, net of unamortized deferred financing costs of $37,013 and $83,277 as of August 31, 2020 and May 31, 2020, respectively	1,496,887	1,513,523
Lines of credit	27,162	26,124
Total current liabilities	4,515,026	4,289,675

Total Liabilities	4,515,026	4,289,675

Commitments and contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
Series A Preferred Stock, 1,200,000 and 1,200,000 shares issued and outstanding as of August 31, 2020 and May 31, 2020, respectively	1,200	1,200
Series B Preferred Stock, 100,000 and 0 shares issued and outstanding as of August 31, 2020 and May 31, 2020, respectively	100	—
Common stock, $0.001 par value; 200,000,000 shares authorized,
20,728,833 and 13,081,380 shares issued and outstanding, as of August 31, 2020 and May 31, 2020, respectively	20,729	13,081
Additional paid-in capital	13,067,729	12,901,158
Accumulated deficit	(17,573,900)	(17,201,283)
Total Stockholders' Deficiency	(4,484,142)	(4,285,844)

Total Liabilities and Stockholders' Deficiency	$30,884	$3,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended August 31
	2020	2019

Sales, net	$25,000	$32,197
Cost of goods sold	25,335	20,335
Gross profit	(335)	11,862

Expenses:
Professional fees	92,213	183,421
Officers compensation	139,300	317,885
Salaries and benefits	29,857	121,857
Other selling, general and administrative	20,689	57,370
Amortization	—	23,000
Total expenses	282,059	703,533

Loss from operations	(282,394)	(691,671)

Other income and (expenses):
Interest and financing costs	(90,223)	(209,566)

Loss from continuing operations	(372,617)	(901,237)
Loss on discontinued operations	—	(71,610)

Net loss	(372,617)	(972,847)

Basic and diluted loss per share from continuing operations	$(0.02)	$(0.10)

Basic and diluted loss per share on discontinued operations	$—	$(0.01)

Basic and diluted weighted average number
of shares outstanding	18,621,869	8,687,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Condensed Consolidated Statements of Stockholders' Deficiency
For the three months ended August 31, 2020
(Unaudited)

	Series A Preferred		Series B Preferred		Common Stock		Additional	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Deficiency

Balance - June 1, 2020	1,200,000	$1,200	—	$—	13,081,380	$13,081	$12,901,158	$(17,201,283)	$(4,285,844)

Sale of Series B preferred shares			100,000	100			99,900		100,000

Issuance of common shares for convertible debt					7,647,453	7,648	66,671		74,319
Net loss								(372,617)	(372,617)
Balance - August 31, 2020	1,200,000	$1,200	100,000	$100	20,728,833	$20,729	$13,067,729	$(17,573,900)	$(4,484,142)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Condensed Consolidated Statements of Stockholders' Deficiency
For the three months ended August 31, 2020
(Unaudited)

	Series A Preferred		Common Stock		Additional Paid in	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	capital	Deficit	Deficiency

Balance - June 1, 2019	1,200,000	$1,200	8,042,075	$8,042	$12,115,864	$(14,875,376)	$(2,750,270)

Issuance of common shares for services	-	-	225,077	225	266,766		266,991

Issuance of common shares for deferred financing costs	-	-	19,500	20	(20)		-

Issuance of common shares for convertible debt	-	-	166,667	167	124,833		125,000

Issuance of common shares for sale of subsidiary - GBC	-	-	78,398	78	62,640		62,718

Common shares returned and cancelled for sale of subsidiary - GBC	-	-	(291,000)	(291)	(261,609)		(261,900)

Net loss	-	-				(972,847)	(972,847)

Balance - August 31, 2019	1,200,000	$1,200	8,240,717	$8,241	$12,308,474	$(15,848,223)	$(3,530,308)

Life On Earth, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended August 31,
	2020	2019

Cash Flows From Operating Activities
Net loss	$(372,617)	$(972,847)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	—	266,992
Depreciation and amortization	—	23,000
Amortization of interest and financing costs	54,467	184,281
Provision for bad debts	—	(11,542)
Change in fair value of contingent liability	—	10,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(26,000)	15,246
Inventory	—	18,771
Prepaid expenses and other current assets	—	77
Increase (decrease) in:
Accounts payable, accrued expenses and contingent liability	244,165	359,615
Cash used by operating activities	(99,985)	(106,407)
Cash provided by discontinued operations	—	72,905
Cash used by operating activities of continuing operations	(99,985)	(33,502)

Cash Flows From Investing Activities
Cash paid upon sale of subsidiary	—	(50,000)
Cash used by investing activities of continuing operations	—	(50,000)

Cash Flows From Financing Activities
Repayment of notes payable	—	(26,041)
Proceeds from lines of credit, net of financing costs	2,276	30,000
Payment of lines of credit	(1,238)	(34,653)
Repayment of convertible notes payable	—	(3,025)
Proceeds from sales of Series B preferred stock	100,000	—
Cash (used)/provided by financing activities	101,038	(33,719)
Cash (used)/provided by financing activities of discontinued operations		(32,436)
Cash (used)/provided by financing activities of continuing operations	—	(66,155)

Net Increase (decrease) in Cash and Cash Equivalents	$1,053	$(149,657)

Cash and Cash Equivalents - beginning	3,831	156,156

Cash and Cash Equivalents - end	$4,884	$6,499

Supplemental Disclosures of Cash Flow Information
Noncash investing and financing activities:

Common stock issued for convertible debt	$74,319	$125,000

Common stock issued with convertible debt as financing fee	$—	$98

Common stock issued for sale of subsidiary	$—	$62,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.

Notes to Condensed Consolidated Financial Statements

August 31, 2020

(Unaudited)

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

Life On Earth, Inc. is a brand accelerator and incubator focused on building and scaling concepts in the natural consumer products category. The Company’s mission is to bring our strategic focus and long-term forward-looking vision to consumers in the health, wellness and lifestyle spaces through superior branding, product quality, and direct to consumer and retail experience within the CPG industry.

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Victoria’s Kitchen, LLC (“VK”) and The Chill Group, LLC (“JC”). During the year ended May 31, 2019, the Company sold the Giant Beverage Company, Inc. (“GBC”) and their results are included herein as discontinued operations.

On June 21, 2019, the Company made the determination to shut down and discontinue the operations of Energy Source Distributors, Inc. (“ESD”) and focus on its brand portfolio. Effective November 4, 2019, ESD filed for Chapter 7 bankruptcy protection. On December 11, 2019, the Company received a final decree from the United States Bankruptcy Court ruling that a Chapter 7 bankruptcy estate for ESD had been fully administered. The results of operations of ESD for the years ended May 31, 2020 and 2019 are included herein as discontinued operations in the financial statements. The Company has recognized a gain on the disposal of ESD in the amount of $893,515 for the year ended May 31, 2020.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Form 10-K as of May 31, 2020. Interim results are not necessarily indicative of the results of a full year.

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

The Company recognizes sales of its beverage products, based on predetermined pricing, upon delivery of the product to its customers, as that is when the customer obtains control of the goods. The Company considered several factors in determining that control transfers to the customer upon delivery of products. These factors include that legal title transfers to the customer, we have a present right to payment, and the customer has assumed the risk and rewards of ownership at the time of delivery. Payment is typically due within 30 days. The Company has no significant history of returns or refunds of its products.

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

Reverse Stock Split

On November 11, 2019, the Company’s Board of Directors (the “Board”) and a majority of shareholders approved a reverse stock split at a ratio of one-for-five shares of common stock, without changing the par value, rights, terms, conditions, and limitations of such shares of common stock, (the “Reverse Stock Split”). The Reverse Stock Split became effective on March 25, 2020 (the “Effective Date”), pursuant to approval from the Financial Industry Regulatory Authority (“FINRA”), at which time the common stock shares of our common stock will began trading on a split adjusted basis. All share and per share information has been retroactively adjusted to reflect the impact of this reverse stock split.

Net Loss Per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As of August 31, 2020, and May 31, 2020, warrants and convertible notes payable could be converted into approximately 5,817,000 and 2,779,000 shares of common stock, respectively.

Income Taxes

The Company utilizes the accrual method of accounting for income taxes. Under the accrual method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more likely than not that such tax benefits will not be realized.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of August 31, 2020 and does not expect this to change significantly over the next 12 months.

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

At August 31, 2020 and May 31, 2020, the Company had cash and cash equivalents of $4,884 and $3,831 respectively. At August 31, 2020 and May 31, 2020, cash equivalents were comprised of funds in checking accounts, savings accounts and money market funds.

Accounts Receivable

The Company’s accounts receivable balance primarily includes balances from trade sales to distributors and retail customers. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. The Company determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible, are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. Provisions for obsolete or excess inventory are recorded as cost of goods sold.

As of August 31, 2020 and May 31, 2020, the allowance for doubtful accounts was $33,356 and $33,356, respectively.

Inventory

Inventory consists of finished goods and raw material which are stated at the lower of cost (first-in, first-out) and net realizable value and include adjustments for estimated obsolete or excess inventory. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. During the year ended May 31, 2020, the Company recorded and provision for obsolete and excess inventory of $96,000, which was recorded as cost of goods sold. As of August 31, 2020 and May 31, 2020, there was approximately $0 and $0 of inventory on hand, respectively.

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

Advertising

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to approximately $895 and $23,527 for the nine months ended August 31, 2020 and August 31, 2019, respectively.

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

The Company has incurred losses from inception of approximately $17,600,000, has a working capital deficiency of approximately $4,500,000 and a net capital deficiency of approximately $4,500,000, which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. As of August 31, 2020, the Company did not have sufficient cash on hand to fund operations for the next 12 months. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and receive additional loans from third parties and related parties. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

Sales and Accounts Receivable

During the nine months ended August 31, 2020, sales to 1 customer accounted for approximately 100% of the Company’s net sales.

During the three months ended August 31, 2019, sales to 4 customers accounted for approximately 85% of the Company’s net sales. These four customers accounted for 41%, 19%, 15% and 10% respectively.

One customer accounted for approximately 100% of the Company’s accounts receivable as of August 31, 2020.

Four customers accounted for approximately 62% of the Company’s accounts receivable as of August 31, 2019. These four customers accounted for 19%, 16%, 16% and 11% respectively.

Note 4 – FAIR VALUE MEASUREMENTS

The Company follows the provisions of ASC 820-10, Fair Value Measurements and Disclosures Topic, or ASC 820-10, for our financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

The carrying value of our contingent liability approximated the fair value as of August 31, 2020 in considering Level 1 inputs within the hierarchy.

The carrying value of our derivative liability as of August 31, 2020 approximated the fair value in considering Level 3 inputs within the hierarchy. The Company’s derivative liability is measured at fair value using the Black Scholes valuation methodology.

For the three months ended August 31, 2020 the following inputs were utilized to derive the fair value of our derivative liability:

August 31,
2020
Risk free interest rate	0.13%
Expected dividend yield	0
Expected term (in years)	1
Expected volatility	38.847%

The following tables set forth by level, within the fair value hierarchy, the Company’s financial instruments carried at fair value as of August 31, 2020 and May 31, 2020:

	August 31, 2020
	Level 1	Level 2	Level 3	Total
Contingent liability	$57,273	$—	$—	$57,273
Derivative liability	—	—	146,715	146,715
Total	$57,273	$—	$146,715	$203,988

	May 31, 2020
	Level 1	Level 2	Level 3	Total
Contingent liability	$57,273	$—	$—	$57,273
Derivative liability	—	—	146,715	146,715
Total	$57,273	$—	$146,715	$203,988

Note 5 – ESD DISCONTINUED OPERATIONS

On June 21, 2019 the Company shut down the ESD operation to further concentrate its efforts and available resources on its core brands and any additional brands it acquires. On November 4, 2019, ESD filed for Chapter 7 bankruptcy protection. On December 11, 2019, the Company received a final decree from the United States Bankruptcy Court that a Chapter 7 bankruptcy estate for ESD had been fully administered. As a result, the Company discharged approximately $851,000 in accounts payable and accrued expenses and recorded a gain on the disposal of discontinued subsidiary in the amount of $891,000 during the year ended May 31, 2020.

Accordingly, the results of operations for ESD have been reclassed to discontinued operations for the three months ended August 31, 2019. The Company recognized a loss from discontinued operations of $71,610 for the three months ended August 31, 2019, related to the ESD operations.

Below are the results from discontinued operations for the three ended August 31, 2020 and August 31, 2019 for ESD:

	For the three months ended
	August 31,	August 31,
	2020	2019
Sales, net	$—	$5,911
Cost of goods sold	—	16,303
Gross profit/(loss)	—	(10,392)
Operating expenses	—	24,094
Loss from operations	—	(34,486)
Other expenses:
Interest and finance costs	—	(8,074)
Loss on sale of fixed assets	—	(29,050)
Net loss	$—	$(71,610)

The table below summarizes the net liabilities of the discontinued operations of ESD that were discharged during the year ended August 31, 2019:

Liabilities
Accounts payable and accrued expenses	$842,254
Lines of credit	42,034
Total Liabilities	$884,288

Note 6 – JCG ACQUISITION

To support the company’s strategic initiatives, the Company acquired JCG and the JCG brands.

Effective August 2, 2018, the Company entered into an agreement (the “JCG Agreement”) to acquire all of the outstanding stock of JCG in exchange for 327,293 shares of the Company’s restricted common stock valued at $1.95 per share for a total value of approximately $638,000. If these shares are trading below $1.50 after August 2, 2019, the Company would be required to issue additional shares so that the value of the 327,293 shares plus these additional shares, with a floor price of $1.00, will be equal to $900,000. On August 2, 2019, the 12-month anniversary of the acquisition of JCG the Company determined that the Company’s stock price closed below the contractual floor for remeasurement of the purchase consideration and additional consideration was due to the sellers. During the year ended May 31,2019, the Company accrued approximately $383,000 to reflect the fair value of the contingent consideration related to the acquisition. During the three months ended August 31, 2020 and 2019, the Company recorded a change in the fair value of the contingent liability of $0 and $0, respectively. As of August 31, 2020, the contingent shares have not been issued.

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

The intangibles relate to trademarks and copyrights acquired in the JC acquisition and are being amortized over a 5-year period. During the three months ended August 31, 2020 and 2019 the Company recorded amortization expense of $0 and $0, respectively, related to the JC intangibles. The Company recorded an impairment charge of $725,000 against the intangibles recorded related to the acquisition of JCG during the year ended May 31, 2019 and recorded an impairment charge of $299,000 during the year ended May 31, 2020. The balance of the intangibles related to the JC acquisition as of August 31, 2020 was $0.

16

Note 7 – INTANGIBLE ASSETS

Intangible assets as of August 31, 2020 and May 31, 2020 were as follows:

	August 31, 2020	May 31, 2020
Intangible assets:
Trademarks and copyrights	$—	$460,000

Less: accumulated amortization:
Trademarks and copyrights (1)	—	161,000
Less: Impairment	—	299,000
Net book value at the end of the year	$—	$—

_________

(1)	is net of amortization of intangible assets related to the ESD acquisition which have been reclassified to discontinued operations as of May 31, 2020 on the condensed consolidated balance sheet.

Amortization expense for the three ended August 31, 2020 and 2019 was $0 and $0, respectively.

Note 8 - GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from VK. The changes in the carrying amount of goodwill for the three months ended August 31, 2020 and the year ended May 31, 2020 were as follows:

	August 31, 2020	May 31, 2020

Balance – beginning	$—	$195,000
Less-impairment	—	195,000

Balance – end	$—	$—

Goodwill resulting from the business acquisitions has been allocated to the financial records of the acquired entity.

17

Note 9 – NOTES PAYABLE – RELATED PARTY

The following table summarizes the Company’s Note Payable – Related Parties as of August 31, 2020:

Issue Date	Maturity Date	Interest Rate	Original Amount	Accumulated Payments as of August 31, 2020	Accumulated Accrued interest as of August 31, 2020	Balance August 31, 2020

1/23/2019	3/1/2020	20.0%	$10,000	$—	$3,211	$13,211

1/28/2020	1/28/2021	20.0%	$8,200	$—	$970	$9,170

2/20/2020	2/19/2021	5.0%	$45,169	$5,300	$1,036	$40,905

				Total		$63,286

The following table summarizes the Company’s Note Payable – Related Parties as of May 31, 2020:

Issue Date	Maturity Date	Interest Rate	Original Amount	Accumulated Payments as of May 31, 2020	Accumulated Accrued interest as of May 31, 2020	Balance May 31, 2020

1/23/2019	3/1/2020	20.0%	$10,000	$—	$2,707	$12,707

1/28/2020	1/28/2021	20.0%	$8,200	$—	$557	$8,757

2/20/2020	2/19/2021	5.0%	$45,169	$5,300	$527	$40,396

				Total		$61,860

On January 23, 2019, ESD issued a demand note in the amount of $10,000 to a related party. The note is unsecured, bears interest at an annual rate of 20% and had an original maturity date of March 1, 2019. On March 12, 2019, the obligations due under the terms of the note were assigned to the Company. The maturity date on the note has been extended to March 1, 2020. During the three months ended August 31, 2020 and 2019, the Company recorded interest expense of $504 and $504, respectively, and accrued interest on the note on August 31, 2020 amounted to $3,211.

On January 28, 2020, the Company issued a demand note in the amount of $8,200 to a related party. The note is unsecured, bears interest at an annual rate of 20% and has maturity date of January 28, 2021. During the three months ended August 31, 2020 and 2019, the Company recorded interest expense of $412 and $0, respectively, and accrued interest on the note on August 31, 2020 amounted to $970.

Prior to ESD’s bankruptcy declaration, ESD became indebted to certain creditors in the total amount of $45,169 which indebtedness was personally guaranteed by Fernando Leonzo, the Company’s CEO. The debt was not protected under the ESD bankruptcy. On February 20, 2020, the Company and Fernando Leonzo entered into an agreement under which Fernando Leonzo would discharge the indebtedness personally and directly and the Company would pay Fernando Leonzo, $3,000 per month beginning on February 21, 2020 until such time that the indebtedness is fully discharged. Interest will accrue at an annual rate of 5% on any monthly payments not made by the 21st of the month. On February 21, 2020, the Company paid $3,000 and on March 26, 2020 the Company paid $2,300 to Fernando Leonzo in accordance with this agreement. During the three months ended August 31, 2020 and 2019, the Company recorded interest expense of $509 and $0, respectively, and accrued interest on the note on August 31, 2020 amounted to $1,036.

18

Note 10 – NOTES PAYABLE

The following table summarizes the Company’s Notes Payable as of August 31, 2020:

Issue Date	Maturity Date	Interest Rate	Original Amount	Original Issue Discount	Fee	Proceeds	Additional Principal	Accumulated Payments as of August 31, 2020	Accumulated debt conversions as of August 31, 2020	Balance August 31, 2020	Unamortized Capitalized Finance Costs and Original Issue Discount at August 31, 2020	Amounts Reported per Balance Sheet at August 31, 2020

10/29/2018	11/15/2020	0.0%	$131,250	$6,250	$—	$125,000	—	$—	$—	$131,250	$8,203	$123,047

2/27/2019	2/27/2020	0.0%	$312,500	$62,500	$6,000	$244,000	—	$91,156	$—	$221,344	$—	$221,344

3/21/2019	3/20/2020	0.0%	$312,500	$62,500	$6,000	$244,000	$55,000	$80,083	$59,049	$228,368	$—	$228,368

5/16/2019	2/16/2020	7.0%	$75,000	$—	$—	$75,000	—	$—	$—	$75,000	$—	$75,000

								Total		$655,962	$8,203	$647,759

Two of the notes are in default and, as such, the Note Holders have the right at any time to convert up to 30% of the outstanding and unpaid principal amount and accrued and unpaid interest of the Notes.

The following table summarizes the Company’s Notes Payable as of May 31, 2020:

Issue Date	Maturity Date	Interest Rate	Original Amount	Original Issue Discount	Fee	Proceeds	Additional Principal	Accumulated Payments as of May 31, 2020	Accumulated debt conversions as of May 31, 2020	Balance May 31, 2020	Unamortized Capitalized Finance Costs and Original Issue Discount at May 31, 2020	Amounts Reported per Balance Sheet at May 31, 2020

10/29/2018	11/15/2020	0.0%	$131,250	$6,250	$—	$125,000	—	$—	$—	$131,250	$16,406	$114,844

2/27/2019	2/27/2020	0.0%	$312,500	$62,500	$6,000	$244,000	—	$91,156	$—	$221,344	$—	$221,344

3/21/2019	3/20/2020	0.0%	$312,500	$62,500	$6,000	$244,000	$55,000	$80,083	$47,630	$239,787	$—	$239,787

5/16/2019	2/16/2020	7.0%	$75,000	$—	$—	$75,000	—	$—	$—	$75,000	$—	$75,000

								Total		$667,381	$16,406	$650,975

On October 29, 2018, the Company issued a Secured Promissory Note (“SPN”), in the principal amount of $131,250 which had an original maturity date of November 15, 2019. The SPN does not bear interest. The SPN was issued with a 5% original issue discount. Under the terms of the Note, the Company shall repay the SPN note holder in 12 equal monthly installments of $10,938 beginning December 15, 2018. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 20,000 restricted shares of the Company’s common stock as of the date of the SPN at $1.60 per share and is obligated to issue an additional 20,000 shares, 180 days from the date of the SPN and an additional 20,000 shares, 270 days from the date of the SPN. As a result of this transaction, the Company recorded a deferred finance cost of $102,250, which is being amortized over the life of the SPN. On November 29, 2019, the maturity date of the note was extended to November 15, 2020. All other terms of the note remain the same. In consideration for the extension of the maturity date, the Company issued 131,250 shares of the Company’s restricted common stock, at $0.25 per share, the closing market price per share. As a result, the Company has recorded man additional deferred finance cost of $32,813. During the three months ended August 31, 2020 and 2019, the Company recorded amortization of deferred finance costs of $8,203 and $23,040, respectively. As of August 31, 2020, the Company had not paid any of the monthly installments.

19

On February 27, 2019, the Company issued a Secured Note (“SN”), in the principal amount of $312,500 which had an original maturity date of February 27, 2020. The SN does not bear interest. The SN was issued with a 20% original issue discount. Under the terms of the SN, the Company shall repay the SN note holder in 12 equal monthly installments of $26,042, beginning in March 2019. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 50,000 restricted shares of the Company’s common stock as of the date of the SN at $2.0495, and the Company recorded a charge to finance expense in the amount of $102,475. In addition, as a result of this transaction, the Company recorded a deferred finance cost of $62,500, which has been fully amortized as of May 31, 2020.

On December 23, 2019, the Company and a Note Holder agreed to amend the Secured Note dated February 27, 2019 because of three amortization payment failures that have occurred since the original date of the Secured Note.

As a result of the amendment, (1) the Company shall issue 50,000 restricted common stock shares to the Note Holder; (2) Through January 31, 2020 (the “30 Day Period), the Note Holder will not issue any notices, demands, or otherwise or file any lawsuits regarding any alleged breach of the Secured Note or the SPA; (3) During the 30 Day Period, the Note Holder shall have the right to convert up to $39,063 (which amount equals the Monthly Principal Amortization Amount, as defined in the Secured Note times 1.5 (plus a conversion fee of $750 for each conversion amount) at a conversion price of $0.10 per share; (4) The Company shall bring the Note current during the 30 Day Period; (5) Should the Company fail to bring the Note current within the 30 Day Period, the Note Holder may elect to exercise its conversion rights for an additional 30 day period of between January 31, 2020 to February 28, 2020 (the “Second 30 Day Period”) as a follow on conversion after the 30 Day Period for the principal amount equal to or greater than $39,063, each such conversion of which shall reduce the principal amount then owed; and, (6) Should the Note Holder elect to proceed with the Second 30 Day Period, the Note Holder agrees to extend the Forbearance for the Second 30 Day Period. As of August 31, 2020, the 50,000 shares of restricted common stock have not been issued, and, the Note Holder has not exercised his conversion rights.

On March 21, 2019, the Company issued a 2nd Secured Note (“2-SN”), in the principal amount of $312,500 which had an original maturity date of March 21, 2020. The 2-SN does not bear interest. The 2-SN was issued with a 20% original issue discount. Under the terms of the SN, the Company shall repay the 2-SN note holder in 12 equal monthly installments of $26,042 beginning in April 2019. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 50,000 restricted shares of the Company’s common stock as of the date of the 2-SN at $1.825, and, as a result of this transaction, the Company recorded a charge to finance expense in the amount of $91,250. In addition, as a result of this transaction, the Company recorded a deferred finance cost of $62,500, all of which has been amortized as of May 31, 2020.

Since execution date of the 2-SN, the Company made two scheduled payments aggregating $52,083. On October 30, 2019, in order to avoid default under the note for any further missed payments, the Company and the 2-SN note holder have agreed to a series of amendments to the 2-SN which, (i) increase the principal due under the 2-SN by a total of $55,000, which has been recorded as a finance cost during the year ended May 31, 2020, (ii) the Company paid $28,000, and (iii) the Company shall repay the remaining unpaid principal due on the 2-SN note in 7 equal monthly installments of $41,059 beginning on November 30, 2019. As of May 31, 2020, the Company has not made an installment payment. The series of amendments to the 2-SN was treated as an extinguishment of the old 2-SN and an issuance of a new 2-SN. As a result of the extinguishment of the old 2-S, the Company has recorded an additional charge to finance expense in the amount of $19,121, during the year ended May 31, 2020, the amount of which represents the remaining balance of the unamortized 20% original issue discount as of October 30, 2019, the date of the most recent amendment.

On December 18, 2019, the Note Holder converted $20,000 of the outstanding debt into 307,692 shares of the Company’s common stock at $0.065 per share and the maturity date of the Note was extended to May 31, 2020. On March 20, 2020, the Note Holder converted $22,500 of the outstanding debt into 450,000 shares of the Company’s common stock at $0.05 per share, on May 28, 2020, the Note Holder converted $5,130 of the outstanding debt into 570,000 shares of the Company’s common stock at $0.009 per share, on June 15, 2020, the Note Holder converted $4,894 of the outstanding debt into 675,000 shares of the Company’s common stock at $0.0073 per share, and, on July 7, 2020, the Note Holder converted $6,525 of the outstanding debt into 900,000 shares of the Company’s common stock at $0.00725 per share.

On May 16, 2019, the Company issued a Second Secured Promissory Note (“2-SPN”), in the principal amount of $75,000 which had an original maturity date of February 16, 2020. The 2-SPN bears interest at an annual rate of 7% and is due on maturity. As additional consideration for the funding of the 2-SPN, the Company has issued an aggregate of 7,500 restricted shares of the Company’s common stock as of the date of the 2-SPN at $2.00 per share and is obligated to issue an additional 7,500 shares, 180 days from the date of the 2-SPN and an additional 7,500 shares, at maturity. The Company recorded interest expense of $1,323 and $0 during the three months ended August 31, 2020 and 2019, respectively. As a result of this transaction, the Company recorded a deferred finance cost of $60,679, all of which has been amortized over the life of the 2-SPN, as of May 31, 2020.

As of August 31, 2020, future principal payments of the note payable were approximately as follows:

For the twelve months ending August 31,

2021	$655,962

Note 11 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the Company’s convertible notes payable as of August 31, 2020 and May 31, 2020:

	August 31, 2020			May 31, 2020
	Unamortized deferred finance costs and original issue discount	Principal	Net	Unamortized deferred finance costs and original issue discount	Principal	Net
2017 NPA Notes	—	737,500	737,500	—	737,500	737,500
The 2nd Note Offering	—	355,000	355,000	—	355,000	355,000
2020 Note Issuances	37,013	441,400	404,387	83,277	504,300	421,023

	$37,013	$1,533,900	$1,496,887	$83,277	$1,596,800	$1,513,523

As of August 31, 2020, 11 convertible notes with principal amounts aggregating $1,067,500 have passed their maturity date, of which, one convertible note with a principal of $100,000 is in default as the holder has submitted a request for payment and declared in default by the note holder.

On September 12, 2019 the Company was served with a summons from the Supreme Court of the State of New York to answer a complaint filed by the Gankaku Living Trust (“Gankaku”) (Gankaku Living Trust v. Life on Earth Inc., Supreme Court of New York, No.655189/2019) claiming a breach of contract and default upon the Note. The Note was issued to the Gankaku Living Trust (“Gankaku”) by the Company on May 24, 2018 with an original maturity date of May 24, 2019. This maturity date of this note was extended on May 24, 2019 until June 24, 2019. The Company paid the outstanding interest on the note of $7,000 as part of this extension. On June 25, 2019, Gankaku’s legal counsel sent a demand letter to the Company requesting payment in full. Under the terms of the convertible note, the Company had 10 business days to pay the outstanding balance or the note would be in default. Under the terms of the note, upon default, the Holder shall be issued the number of common stock equal to the outstanding balance multiplied by 125%, divided by the average price, as defined. On July 17, 2019 the Gankaku’s counsel sent the Company’s counsel an official notice of default for the note and demanded the immediate issuance of Common Stock per the convertible note agreement and also demanded that the Company make all of its assets available to the Gankaku Living Trust as collateral. The Company retained counsel to represent it in this case.  On July 1, 2020, the Supreme Court entered a judgment against the Company in the amount of $100,000.00 plus interest at 7% and ordered that $150,000 worth of stock be issued to the plaintiff. At this point in time, we terminated our attorneys and hired a new firm that filed an order to show cause on our behalf, alleging that the underlying transaction was criminally usurious and void under New York law.  The Supreme Court issued a TRO (Temporary Restraining Order) on July 24, 2020 halting any attempt by the plaintiff to enforce the judgment.  A hearing on the Company’s motion for a preliminary injunction has not yet been set but when it is, at which time the court will decide whether or not to grant the Company’s request for a Preliminary Injunction to stop enforcement of the judgment and to decide whether or not the loan violated New York’s criminal usury statute (Penal Law §190.40).  If the court determines that the note violated the criminal usury statute of New York, the Company will rely upon New York’s General Obligations Law §5-511 that automatically voids the entire transaction and all collateral security agreements.  This means that if the Court agrees with the Company and it deems that this statute is otherwise validto void the transaction, the judgment will be voided and no additional stock will be required to be issued to the plaintiff. Shortly after the Court issued the above-described Order, legal counsel for the parties commenced settlement discussions. While engaging in settlement discussions, the parties agreed to adjourn the hearing on the Company’s Motion to Vacate until September 2, 2020. As of the date hereof, the parties are still engaged in settlement discussions. However, in the event a settlement is not reached, the Company intends to defend itself against all claims asserted by Gankaku.

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

As a result of this transaction, the Company expensed the unamortized deferred financing costs of $557,462 as of the date of the extinguishment and recorded deferred financing costs on the New Notes, and the $125,000 note purchase, of $538,335, which has been fully amortized as of May 31, 2020.

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

The Company recorded interest expense of $13,012 and $12,906 for three months ended August 31, 2020 and 2019, respectively. The total amount of accrued and unpaid interest expense on the NPA as of August 31, 2020 and May 31, 2020 was $120,647 and $107,635, respectively. As of August 31, 2020, and May 31, 2020, the outstanding balance was $737,500 and 737,500, respectively.

The Second Note offering

In May 2018, the Company offered an NPA, in the aggregate amount of up to $500,000 (the “2nd Note Offering”) and, as of August 31, 2020, issued secured convertible promissory notes to eighteen (18) investors under the terms of the 2nd Note Offering in the aggregate amount of $830,000.

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

As a result of this transaction, the Company recorded deferred finance costs in the aggregate amount of $612,644, all of which has been fully amortized as of May 31, 2020.

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

As of August 31, 2020 and May 31, 2020 the outstanding balance was $355,000 and $355,000, respectively.

The 2020 Notes

On September 10, 2019, the Company issued a Convertible Promissory Note, in the principal amount of $110,000 which matures on September 9, 2020. The note bears interest at an annual rate of 10% and is due on maturity. The note was issued with a 10% original issue discount. On or after the maturity date, the note may be converted into the Company’s common stock at a conversion price equal to $0.75 per share or 70% of the average closing price on the primary trading market on which the Company’s common stock is quoted for the last thirty (30) trading days immediately prior to but not including the conversion date, whichever is lower (the “Conversion Price”). Upon the occurrence of any Event of Default, as defined by the note, then the conversion price shall be reduced to a price of $0.60 per share or 56% of the average closing price on the primary trading market on which the Company’s common stock is quoted for the last thirty (30) trading days, whichever is lower. As additional consideration for the funding of the note, the Company has issued an aggregate of 33,000 restricted shares of the Company’s common stock as of the date of the note at $0.54 per share. As a result of this transaction, the Company recorded deferred finance costs totaling $28,820, which is being amortized over the life of the note, of which $6,004 and $0 was amortized during the three months ended August 31, 2020 and 2019, respectively. The Company recorded interest expense of $2,773 and $0 during the three months ended August 31, 2020 and 2019, respectively.

On September 23, 2019, the Company issued a 10% Convertible Redeemable Note, in the principal amount of $287,500 which matures on September 23, 2020. The note bears interest at an annual rate of 10% and is due on maturity but may be paid during the term of the note in Company common stock. Any portion of the principal amount note may be converted into the Company’s common stock at a conversion price equal to 60% of average of 2 lowest closing days with 15-day lookback, based on conversion notice date. The proceeds of the note were reduced by $37,500 to pay for management fees and legal services. As a result of this transaction, the Company recorded a derivative liability of $122,174 and a deferred finance costs totaling $159,674, which is being amortized over the life of the note, of which $33,265 and $0 was amortized during the three months ended August 31, 2020 and 2019, respectively. Also, the Company recorded a change in the fair value of the derivative liability of $0 during the three months ended August 31, 2020. The Company recorded interest expense of $6,107 and $0 during the three months ended August 31, 2020 and 2019, respectively. On May 28, 2020, the note holder converted $6,500 of principal and $438 of accrued interest into 564,072 shares of the Company’s common stock at $0.0123 per share.

On October 25, 2019, the Company issued a Convertible Promissory Note, in the principal amount of $68,000 which matures on October 25, 2020. Under the terms of the Note, in the event of a default, the principal amount of the note shall increase by 150%. Because the Company failed to timely deliver shares of its common stock to the Note Holder upon receipt of the Note Holder’s notice of exercise of conversion, the note was placed in default. As a result, the Company recorded a finance expense of $34,000 during the year ended May 31, 2020. The note bears interest at an annual rate of 10% and is due on maturity. Any portion of the principal amount note may be converted into the Company’s common stock at a conversion price equal to 65% of average of 2 lowest closing days with 15-day lookback, based on conversion notice date. The proceeds of the note were reduced by $7,760 to pay for management fees and legal services. As a result of this transaction, the Company recorded a derivative liability of $25,815 and a deferred finance costs totaling $33,575, which is being amortized over the life of the note, of which $6,995 and $0 was amortized during the three months ended August 31, 2020 and 2019, respectively, and recorded a change in the fair value of the derivative liability of $0 during the three months ended August 31, 2020. The Company recorded interest expense of $795 and $0 during the three months ended August 31, 2020 and 2019, respectively. During the three months ended August 31, 2020, the note holder converted $57,400 of principal into an aggregate of 5,407,042 shares of the Company’s common stock at conversion prices ranging from $0.0101-$0.0121 per share. During the year ended May 31, 2020, the note holder converted $26,700 of principal into an aggregate of 2,438,112 shares of the Company’s common stock at conversion prices ranging from $0.0069-$0.0136 per share.

On March 5, 2020, the Company issued a Convertible Promissory Note, in the principal amount of $38,000 which matures on March 5, 2021. The note bears interest at an annual rate of 10% and is due on maturity. After 180 days of the issuance of the Note, the note may be converted into the Company’s common stock at a conversion price equal to 61% of the average closing price on the primary trading market on which the Company’s common stock is quoted for the last twenty (20) trading days immediately prior to but not including the conversion date. As a result of this transaction, the Company recorded a derivative liability of $7,637 during the year ended May 31, 2020. The Company recorded interest expense of $958 and $0 during the three months ended August 31, 2020 and 2019, respectively.

As of August 31, 2020, future principal payments of the convertible notes payable were approximately as follows:

For the twelve months ending August 31,

2021	$1,533,900

Note 12 – LINES OF CREDIT

In April 2017, the Company entered into three credit lines with a small business lender that allows the Company to borrow up to $35,000 and bears interest at 94% per annum. The facilities require monthly payments of principal and interest. On August 31, 2020 the aggregate outstanding balance was $27,162. On May 31, 2020 the aggregate outstanding balance was $26,134.

Note 13 – CAPITAL STOCK

As of August 31, 2020, the authorized common stock of the Company was 200,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. On August 31, 2020 and May 31, 2020, respectively, there were 1,200,000 shares of Series A preferred stock outstanding and on August 31, 2020 and May 31, 2020, respectively, there were 100,000 shares of Series B preferred stock outstanding

On November 11, 2019, the Board of Directors and a majority of the voting power approved a resolution to effectuate a 5:1 Reverse Stock Split. Under this Reverse Stock Split each 5 shares of our Common Stock were automatically converted into 1 share of Common Stock. To avoid the issuance of fractional shares of Common Stock, the Company issued an additional share to all holders of fractional shares. In addition, as discussed below, the Board of Directors and the holders of a majority of the voting power approved a resolution to effectuate an increase in authorized Shares of Common Stock from One Hundred million (100,000,000) to Two Hundred million (200,000,000) shares of common stock, $0.001 par value. The Company received approval from FINRA on March 25, 2020 an, on that date, the reverse stock split became effective

The number of authorized, issued, and outstanding, and available shares of common shares as of March 25, 2020, immediately after the reverse stock split was approved by FINRA are disclosed in the table below:

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

Series A Preferred Stock

The Series A Preferred Stock has the following rights and privileges:

Voting – One share of Series A Preferred Stock has the equivalent voting rights as 50 shares of common stock.

Preferred shares outstanding Preferred Shares	August 31, 2020
Shares Outstanding
Fernando Oswaldo Leonzo	600,000
Robert Gunther	300,000
Jerry Gruenbaum	100,000
John Romagosa	200,000
Total	1,200,000

The Series A Preferred Shares do not have liquidation preferences but have 50-1 preferred voting rights.

Series B Preferred Stock

Holders of Series B Preferred Shares have the following rights and privileges:

Voting - The Series B Preferred Shares shall have no voting rights.

Conversion - The holders of Series B Preferred Shares shall have the rights to convert their Series B Preferred Shares into Common Stock shares, once, no sooner than the sixth month anniversary after the Closing of the Offering.

Dividends - The Company shall pay the holders of Series B Preferred Stock a 10% annual cash dividend paid quarterly.

In June 2020, the Company issued 100,000 Series B Preferred Shares, 50,000 Shares to two unrelated third parties for an aggregate amount of $100,000. During the three months ended August 31, 2020, the Company recorded an accrued dividend of $2,255 which has recorded as interest and financing costs in the accompanying condensed consolidated statements of operation. There were no Series B Preferred Share issued or outstanding on May 31, 2020.

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

Shares of common stock issued for services

The Company issues shares of common stock in exchange for financing and services provided by select individuals and or vendors. During the three months ended August 31, 2020 and 2019 the Company issued 0 and 1,125,386 shares, respectively.

Warrants

Warrants outstanding

		3 months ended August 31, 2020		3 months ended August 31, 2019
		Weighted		Weighted
		Average		Average
	Warrants	Exercise price	Warrants	Exercise price
Exercisable – June 1,	349,000	$4.25	349,000	$4.25
Granted – JCG acquisition	—	—		—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding	349,000	$4.25	349,000	$4.25

Exercisable – at end of period	349,000	$4.25	349,000	$4.25

Warrants		Strike
Underlying Shares	Expiration	Price
80,000	September 30, 2021	$4.25
33,000	October 7, 2021	$4.25
200,000	August 2, 2020	$4.25
6,000	September 20, 2021	$4.25
30,000	September 29, 2021	$4.25
349,000

Note 14 - COMMITMENTS AND CONTINGENCIES

As part of the acquisition of ESD, the Company had assumed a lease for approximately 13,000 square feet of warehouse space located in Gilroy, California at a base rent of $5,248 per month. During June 2019, the Company shut down ESD’s operations. ESD has successfully filed for Bankruptcy on November 4, 2019 and the previous landlord was named as creditor in the Bankruptcy proceedings.

Rent expense for the three months ended August 31, 2020 and 2019, respectively, totaled $283 and $1,466, respectively.

On November 20, 2019, a Complaint was filed with the Superior Court-Judicial District of New Haven by a former employee, naming the Company as Defendant. The Complaint claims that the Company owes the former employee back wages of $60,000 and unpaid expenses of $20,000, which were due to be paid to the former employee upon his termination from the Company on November 1, 2019, in accordance with an employment agreement dated November 18, 2018. The Company has responded that the employee was terminated for cause and, as such, no longer obligated under the terms of the employment agreement. As of October 12, 2020, the parties have not engaged in extensive discovery or any substantial motion practice and no trial date has been set. In addition to the back wages of $60,000, severance of $45,000 and unpaid expenses of $20,000, the Company has recorded legal expenses of $15,000 during the year ended May 31, 2020 in connection with this litigation.

On July 15, 2020, RedStart Holdings, (“Redstart”),the holder of two convertible notes of the Company, filed a lawsuit against the Company in Supreme Court, Nassau County, New York. The Complaint sets forth six causes of action and seeks relief consisting of (1) money damages in the amounts (i) of the greater of $111,800.00 and the “parity value”, as defined in the Notes and $2,000.00 per day until the issuance of the Company common stock (calculated in accord with the terms set forth in the Notes and corresponding Agreements) and (ii) $55,900.00 arising from the original unpaid balance of the Notes, (2) liquidated damages arising from the lost profits that would have been realized if the Company common stock was provided to Redstart in an amount to be calculated, (3) reasonable legal fees and costs in an amount yet to be determined, (4) an order of specific performance, and (5) injunctive relief. All of the claims stem from the Company’s refusal to honor Redstart’s exercise notice in connection with a common stock conversion right that the Company had granted it under certain Convertible Promissory Notes and accompanying Securities Purchase Agreements. On July 21, 2020, Redstart obtained an order, temporarily restraining the Company’s new transfer agent from delivering any new shares of the Company to anyone other than Redstart. On August 7, 2020, the Company filed a Motion to Vacate the TRO, granted by the Court on July 23, 2020. Therein, the Company asserted that the Notes are, in fact, loan agreement that each charged interest rates in excess of 25% and, therefore, the Notes should be deemed void under New York’s criminal usury laws. The Court scheduled a hearing on the Company’s Motion for August 17, 2020. Following arguments, the Court rendered its decision from the bench and ordered the Company to hold in reserve the shares of Life on Earth common stock that Redstart, allegedly, is entitled to, and that the Company will be required to file its opposition to Redstart’s Motion for Preliminary Injunction within Three (3) weeks. Accordingly, the Company will continue to vigorously defend itself in this action. Further, as of October 12, 2020, the Court has not yet rendered its decision.

Note 15 - INCOME TAXES

The deferred tax attributes consist of the following:

	August 31, 2020	May 31, 2020
Net operating loss carryforward	$4,457,000	$4,356,000
Stock based compensation	1,319,000	1,319,000
Valuation allowance	(5,776,000)	(5,675,000)
Deferred tax asset, net	$—	$—

For the three months ended August 31, 2020, the valuation allowance increased by approximately $101,000.

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

As of August 31, 2020, the Company has net operating loss carryforwards of approximately $15,700,000 to reduce future federal and state taxable income.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examinations

Note 16 - RELATED PARTY TRANSACTIONS

In October 2013, the Company signed a distribution agreement with Gran Nevada Beverage, Inc. (“Gran Nevada”), an entity related through common management and ownership. During the three months ended August 31, 2020 and 2019, the Company sold $0 and $0 respectively. These products were produced by a third party copacker and were not purchased from Gran Nevada. The availability of third party copackers that can produce an Horchata are limited and it directly impacts sales. As there is currently no co-packing available for this product the Company does not know if they will be able to produce this product again in the future.

Note 17 - SUBSEQUENT EVENTS

On October 12, 2020, the Company received a notice of complaint against it by a previous creditor for one of its wholly owned subsidiaries, Energy Source Distributors, Inc (ESD) for a total of $43,400. This creditor was the previous landlord for the Company's ESD subsidiary which ultimately filed for Chapter 7 bankruptcy on November 4, 2019 and in which the previous landlord was named as one of the unsecured creditors. The Company has retained legal counsel to represent it in this matter and feels it will successfully prevail in this complaint due to the frivolous nature of the suit under California Bankruptcy laws. No other creditor named in that bankruptcy filing has filed a complaint against the Company.

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

The Company has been approached by several outside parties for the purpose of seeking a strategic alliance, merger, or acquisition. The Company has not signed any definitive agreements yet with said outside party or parties but intends to file the proper disclosures upon entering into a material event, if ever, with any other entity, party, or company or companies.

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

Our principal executive offices are located at 575 Lexington Avenue, 4th Floor, New York NY 10022 and our telephone number (646) 844-9897.

Coronavirus Risks

The outbreak of the coronavirus may negatively impact sourcing and manufacturing of the products that we sell as well as consumer spending, which could adversely affect our business, results of operations and financial condition.

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

The outbreak of the COVID-19 may adversely affect our customers.

Covid-19 could adversely affect our customers’ financial condition, resulting in reduced spending for products that we sell.  The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic, or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition, and results of operations.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company incurred net losses from inception of approximately $17,600,000, has limited revenues, and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, whether it successfully acquires revenue generating companies or assumes new businesses that generate material revenues.

At August 31, 2020, we had cash on hand of approximately $4,800 and an accumulated deficit of approximately $17,600,000. See “Liquidity and Capital Resources.”

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

As part of the Company’s annual review of goodwill and intangible assets we performed an analysis of the goodwill and intangible assets recorded as they relate to the acquisitions of JC and VK. The intangibles relate to trademarks and copyrights acquired in the JC acquisition and are being amortized over a 5-year period. The Company recorded an impairment charge of $725,000 against the intangibles recorded related to the acquisition of JCG during the year ended May 31, 2019 and recorded an impairment charge of $299,000 during the year ended May 31, 2020. The balance of the intangibles related to the JC acquisition as of August 31, 2020 was $0.

In addition, based on this analysis, the Company recorded an impairment charge of $195,000 related to the goodwill recorded in connection with the VK acquisition during the year ended May 31, 2020 The balance of goodwill as of August 31, 2020 is $0.

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

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended August 31, 2020, the Company received $100,000 from the sale of 100,000 shares of Series B Preferred Stock.

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

During the three months ended August 31, 2020, the Company received proceed from various lines of credit in an aggregate amount of approximately $2,300 and repaid approximately$1,200. During the year ended May 31, 2020, the Company received proceeds from various lines of credit in an aggregate total of approximately $59,000 and repaid approximately $67,000. During the year ended May 31, 2019, the Company received proceeds from various lines of credit in an aggregate total of approximately $143,000 and repaid approximately $107,000.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2020 AND AUGUST 31, 2019:

Sales

Sales for the three months ended August 31, 2020 were approximately $25,000 compared to $32,000 for the three months ended August 31, 2019. The reduction in sales in 2020 of $7,000 was caused by the increased sales of CBD products and lack of sales of our JCG and VK products during the three months ended August 31. 2020. Sales of our JCG products amounted to $23,000 and sales of our VK products amounted to $9,000 during the three months ended August 31, 2019.

Gross Profit

Gross profit during the three months ended August 31, 2020 decreased to a negative $335 because the sales of our CBD products were sold at cost.

Operating Expenses

Operating expenses totaled $282,059 for the three months ended August 31, 2020 as compared to $703,533 for the three months ended August 31, 2019. The decrease in operating expenses was related to several factors, including, decreased officer compensation of $179,000, decreased salaries and benefits of $92,000, decreased professional fees of $91,000, decreased other selling, general and administrative expenses of $37,000 and decreased amortization of $23,000.

Other Expense

During the three months ended August 31, 2020, the Company recorded interest and financing costs of approximately $90,000 as compared to approximately $210,000 during the three months ended August 31, 2019. Interest and financing costs primarily result from the amortization of deferred financing balances that were incurred by the Company to finance operations. During the year ended August 31, 2019, the Company recorded a loss on discontinued operations of $71,610, related to ESD.

35

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

As of August 31, 2020, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of August 31, 2020, is a result of not having adequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2020 that have materially affected or are reasonably likely to materially affect our internal controls.

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

36

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

On July 15, 2020, RedStart Holdings, (“Redstart”),the holder of two convertible notes of the Company, filed a lawsuit against the Company in Supreme Court, Nassau County, New York. The Complaint sets forth six causes of action and seeks relief consisting of (1) money damages in the amounts (i) of the greater of $111,800.00 and the “parity value”, as defined in the Notes and $2,000.00 per day until the issuance of the Company common stock (calculated in accord with the terms set forth in the Notes and corresponding Agreements) and (ii) $55,900.00 arising from the original unpaid balance of the Notes, (2) liquidated damages arising from the lost profits that would have been realized if the Company common stock was provided to Redstart in an amount to be calculated, (3) reasonable legal fees and costs in an amount yet to be determined, (4) an order of specific performance, and (5) injunctive relief. All of the claims stem from the Company’s refusal to honor Redstart’s exercise notice in connection with a common stock conversion right that the Company had granted it under certain Convertible Promissory Notes and accompanying Securities Purchase Agreements. On July 21, 2020, Redstart obtained an order, temporarily restraining the Company’s new transfer agent from delivering any new shares of the Company to anyone other than Redstart. On August 7, 2020, the Company filed a Motion to Vacate the TRO, granted by the Court on July 23, 2020. Therein, the Company asserted that the Notes are, in fact, loan agreement that each charged interest rates in excess of 25% and, therefore, the Notes should be deemed void under New York’s criminal usury laws. The Court scheduled a hearing on the Company’s Motion for August 17, 2020. Following arguments, the Court rendered its decision from the bench and ordered the Company to hold in reserve the shares of Life on Earth common stock that Redstart, allegedly, is entitled to, and that the Company will be required to file its opposition to Redstart’s Motion for Preliminary Injunction within Three (3) weeks. Accordingly, the Company will continue to vigorously defend itself in this action. Further, as of October 12, 2020, the Court has not yet rendered its decision.

ITEM 1A RISK FACTORS

As a smaller reporting company, we are not required to include risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

37

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

38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Life On Earth, Inc.

Date: October 15, 2020	By:	/s/ Fernando Oswaldo Leonzo
Fernando Oswaldo Leonzo
Chief Executive Officer, and Chairman of the Board
(Principal Executive Officer and Principle Financial Officer)

39