Form 10-Q
period 2020-11-30
Life On Earth, Inc.
filed 2021-01-14
CIK 1579010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant’s common stock was 20,728,833 as of January 14, 2021.

Life On Earth, Inc.

Form 10-Q
TABLE OF CONTENTS

Life On Earth, Inc.
Condensed Consolidated Balance Sheets

	November 30,	May 31,
	2020	2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,979	$3,831
Total Assets	$2,979	$3,831

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$2,084,961	$1,833,205
Contingent liability	117,409	57,273
Derivative liability	202,920	146,715
Notes payable - related party	64,704	61,860
Notes payable, net of capitalized financing costs of $0 and $16,406 as of November 30, 2020 and May 31, 2020, respectively	797,384	650,975
Convertible notes payable, net of unamortized deferred financing costs of $0 and $83,277 as of November 30, 2020 and May 31, 2020, respectively	1,533,900	1,513,523
Lines of credit	30,428	26,124
Total Liabilities	4,831,706	4,289,675

Commitments and contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
Series A Preferred Stock, 1,200,000 and 1,200,000 shares issued and outstanding as of November 30, 2020 and May 31, 2020, respectively	1,200	1,200
Series B Preferred Stock, 100,000 and 0 shares issued and outstanding as of November 30, 2020 and May 31, 2020, respectively	100	—
Common stock, $0.001 par value; 200,000,000 shares authorized,
20,728,833 and 13,081,380 shares issued and outstanding, as of November 30, 2020 and May 31, 2020, respectively	20,729	13,081
Additional paid-in capital	13,067,729	12,901,158
Accumulated deficit	(17,918,485)	(17,201,283)
Total Stockholders' Deficiency	(4,828,727)	(4,285,844)

Total Liabilities and Stockholders' Deficiency	$2,979	$3,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended November 30,		For the six months ended November 30,
	2020	2019	2020	2019

Sales, net	$—	$20,992	$25,000	$53,189
Cost of goods sold	—	162,606	25,335	182,941
Gross profit	—	(141,614)	(335)	(129,752)

Expenses:
Professional fees	87,531	431,489	179,744	614,910
Officers compensation	(139,300)	102,715	—	420,600
Salaries and benefits	(12,922)	81,744	16,935	203,601
Other selling, general and administrative	29,926	68,582	50,615	125,952
Amortization	—	23,000	—	46,000
Impairment of goodwill	—	145,000	—	145,000
Impairment of intangible assets	—	150,000	—	150,000
Total expenses	(34,765)	1,002,530	247,293	1,706,063

Loss from operations	34,765	(1,144,144)	(247,628)	(1,835,815)

Other income and (expenses):
Change in fair value of contingent consideration	(60,136)	239,400	(60,136)	239,400
Change in fair value of derivative liability	(56,205)	(34,930)	(56,205)	(34,930)
Interest and financing costs	(263,009)	(218,909)	(353,232)	(428,475)

Loss from continuing operations	(344,585)	(1,158,583)	(717,202)	(2,059,820)
Loss on discontinued operations	—	(9,228)	—	(80,838)

Net loss	$(344,585)	$(1,167,811)	$(717,202)	$(2,140,658)

Basic and diluted loss per share from continuing operations	$(0.02)	$(0.13)	$(0.04)	$(0.25)

Basic and diluted loss per share on discontinued operations	$—	$(0.00)	$—	$(0.01)

Basic and diluted weighted average number
of shares outstanding	20,728,833	8,682,721	19,670,179	8,401,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Condensed Consolidated Statements of Stockholders' Deficiency
For the three months ended November 30, 2020
(Unaudited)

	Series A Preferred		Series B Preferred		Common Stock		Additional	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Deficiency

Balance - September 1, 2020	1,200,000	$1,200	100,000	$100	20,728,833	$20,729	$13,067,729	$(17,573,900)	$(4,484,142)

Net loss								(344,585)	(344,585)

Balance - November 30, 2020	1,200,000	$1,200	100,000	$100	20,728,833	$20,729	$13,067,729	$(17,918,485)	$(4,828,727)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Condensed Consolidated Statements of Stockholders' Deficiency
For the six months ended November 30, 2020
(Unaudited)

	Series A Preferred		Series B Preferred		Common Stock		Additional	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Deficiency

Balance - June 1, 2020	1,200,000	$1,200	—	$—	13,081,380	$13,081	$12,901,158	$(17,201,283)	$(4,285,844)

Sale of Series B preferred shares			100,000	100			99,900		100,000
Issuance of common shares for convertible debt					7,647,453	7,648	66,671		74,319
Net loss								(717,202)	(717,202)

Balance - November 30, 2020	1,200,000	$1,200	100,000	$100	20,728,833	$20,729	$13,067,729	$(17,918,485)	$(4,828,727)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Consolidated Statements of Stockholders' Deficiciency
For the three months ended November 30, 2019
(Unaudited)
	Series A Preferred		Common Stock		Additional	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Deficiency

Balance - September 1, 2019	1,200,000	$1,200	8,240,716	$8,241	$12,308,475	$(15,848,223)	$(3,530,307)

Issuance of common shares for services			718,297	718	399,328		400,046
Issuance of common shares for deferred financing costs			45,000	45	19,688		19,733
Net loss						(1,167,811)	(1,167,811)

Balance - November 30, 2019	1,200,000	$1,200	9,004,014	$9,004	$12,727,491	$(17,016,034)	$(4,278,339)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Consolidated Statements of Stockholders' Deficiciency
For the six months ended November 30, 2019
(Unaudited)
	Series A Preferred		Common Stock		Additional	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Deficiency

Balance - June 1, 2019	1,200,000	$1,200	8,042,075	$8,042	$12,115,864	$(14,875,376)	$(2,750,270)
Issuance of common shares for services			943,374	943	666,095		667,038

Issuance of common shares for sale of subsidiary			78,398	78	62,640		62,718

Issuance of common shares for deferred financing costs			64,500	65	19,668		19,733

Issuance of common shares for convertible debt			166,667	167	124,833		125,000

Common shares retired and cancelled			(291,000)	(291)	(261,609)		(261,900)
Net loss						(2,140,658)	(2,140,658)

Balance - November 30, 2019	1,200,000	$1,200	9,004,014	$9,004	$12,727,491	$(17,016,034)	$(4,278,339)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the six months ended November 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(717,202)	$(2,140,658)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	—	482,153
Depreciation and amortization	—	46,000
Goodwill impairment	—	145,000
Impairment of intangible assets	—	150,000
Provision for obsolete and excess inventory	—	77,765
Amortization of interest and financing costs	211,105	354,039
Share based finance costs	—	16,825
Provision for bad debts	26,000	(11,542)
Change in fair value of contingent liability	60,136	(239,400)
Change in fair value of derivative liability	56,205	34,930
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(26,000)	16,233
Inventory	—	107,445
Prepaid expenses and other current assets	—	77
Increase (decrease) in:
Accounts payable, accrued expenses and contingent liability	254,600	457,590
Cash used by operating activities	(135,156)	(503,543)
Cash provided by discontinued operations	—	82,132
Cash used by operating activities of continuing operations	(135,156)	(421,411)

Cash Flows From Financing Activities
Repayment of notes payable	—	(54,042)
Proceeds from notes payable	30,000	—
Proceeds from lines of credit, net of financing costs	6,003	30,000
Payment of lines of credit	(1,699)	(64,732)
Proceeds from convertible notes payable, net of financing costs	—	409,240
Repayment of convertible notes payable	—	(6,000)
Proceeds from sales of Series B preferred stock	100,000	—
Cash (used)/provided by financing activities	134,304	314,466
Cash (used)/provided by financing activities of discontinued operations		—
Cash (used)/provided by financing activities of continuing operations	—	314,466

Net Increase (decrease) in Cash and Cash Equivalents	$(852)	$(106,945)

Cash and Cash Equivalents - beginning	3,831	156,156

Cash and Cash Equivalents - end	$2,979	$49,211

Supplemental Disclosures of Cash Flow Information
Noncash investing and financing activities:
Derivative liability associated with convertible debt	$202,920	$147,989

Common stock issued to satisfy accounts payable and accrued expenses	$—	$184,885

Common stock issued for convertible debt	$74,319	$125,000

Common stock issued with convertible debt as financing fee	$—	$19,733

Common stock issued for sale of subsidiary	$—	$62,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2020

(Unaudited)

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

Life On Earth, Inc. was a brand accelerator and incubator focused on building and scaling concepts in the natural Consumer Packaged Goods (CPG) category.

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

On October 3, 2019, the Company announced its intention to expand its business as a Consumer-Packaged Goods (“CPG”) Company, but has yet determined, definitively, if in fact it will pursue such a strategy. The Company believes that having a direct relationship with consumers will allow it the best opportunity to leverage its brands such as Just Chill and continue to grow as a CPG company. The Company believed that entering the direct-to-consumer segment by expanding its product offerings would have been complimentary to its business and would have enhanced the strategic focus in the health, wellness, and active lifestyle space.

LFER was incorporated in Delaware in April 2013 and acquired VK in October 2017, and JC in August 2018. The Company currently markets and sell beverages, primarily through online sales.

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

Net Loss Per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As of November 30, 2020, and May 31, 2020, warrants and convertible notes payable could be converted into approximately 5,577,000 and 2,779,000 shares of common stock, respectively.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of November 30, 2020 and does not expect this to change significantly over the next 12 months.

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

At November 30, 2020 and May 31, 2020, the Company had cash and cash equivalents of $2,979 and $3,831 respectively. At November 30, 2020 and May 31, 2020, cash equivalents were comprised of funds in checking accounts, savings accounts and money market funds.

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

As of November 30, 2020 and May 31, 2020, the allowance for doubtful accounts was $59,356 and $33,356, respectively.

Inventory

Inventory consists of finished goods and raw material which are stated at the lower of cost (first-in, first-out) and net realizable value and include adjustments for estimated obsolete or excess inventory. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. During the year ended May 31, 2020, the Company recorded and provision for obsolete and excess inventory of $96,000, which was recorded as cost of goods sold. As of November 30, 2020 and May 31, 2020, there was approximately $0 and $0 of inventory on hand, respectively.

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

Advertising

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to approximately $1,155 and $32,768 for the six months ended November 30, 2020 and November 30, 2019, respectively.

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

Recent Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-2, "Leases" (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU requires organizations that lease assets, such as real estate and manufacturing equipment, to recognize assets and liabilities on their balance sheets for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU also requires disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU became effective for public entities beginning the first quarter 2019. During 2019 the Company sold the Giant Beverage Company which resulted in elimination of the Company’s lease obligation related to that operation. The remaining lease obligation related to Energy Source Distributors which was terminated on July 31, 2019 reducing the remaining terms of the lease to 2 months. The Company has adopted ASU 2016-2 Leases and the adoption did not have material impact on Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses (“ASU 2016-13”), which changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU became effective for fiscal years beginning after December 15, 2019. The Company has adopted ASU 20161-3 using a modified retrospective transition approach and Management does not believe that the adoption of ASU 2016-13 had a material impact on Company’s financial statements.

In January 2017, the FASB issued an update to the accounting guidance to simplify the testing for goodwill impairment. The update removes the requirement to determine the implied fair value of goodwill to measure the amount of impairment loss, if any, under the second step of the current goodwill impairment test. A company will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of the goodwill. The guidance is effective prospectively for public business entities for annual reporting periods beginning after December 15, 2019. This standard has taken effect in the Company’s first quarter (August 2020) of our fiscal year ending May 31, 2021. The adoption of this new guidance did not have a material impact on our financial statements.

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

The Company has incurred losses from inception of approximately $17,900,000, has a working capital deficiency of approximately $4,800,000 and a net capital deficiency of approximately $4,800,000, which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. As of November 30, 2020, the Company did not have sufficient cash on hand to fund operations for the next 12 months. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and receive additional loans from third parties and related parties. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

Sales and Accounts Receivable

During the three months ended November 30, 2020, the Company recorded no customer sales. During the six months ended November 30, 2020, sales to 1 customer accounted for approximately 100% of the Company’s net sales.

During the three months ended November 30, 2019, sales to 4 customers accounted for approximately 85% of the Company’s net sales. These four customers accounted for 41%, 19%, 15% and 10% respectively.

During the six months ended November 30, 2019, sales to 5 customers accounted for approximately 87% of the Company’s net sales. These five customers accounted for 38%, 13%, 12%, 12% and 12% of the Company’s net sales, respectively.

Four customers accounted for approximately 80% of the Company’s accounts receivable as of November 30, 2020. These four customers accounted for 44%, 13%, 12% and 11% of the Company’s accounts receivable, respectively.

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

The carrying value of our contingent liability approximated the fair value as of November 30, 2020 in considering Level 1 inputs within the hierarchy.

The carrying value of our derivative liability as of November 30, 2020 approximated the fair value in considering Level 3 inputs within the hierarchy. The Company’s derivative liability is measured at fair value using the Black Scholes valuation methodology.

For the six months ended November 30, 2020 the following inputs were utilized to derive the fair value of our derivative liability:

November 30,
2020
Risk free interest rate	0.09%
Expected dividend yield	0
Expected term (in years)	1
Expected volatility	27.47%

The following tables set forth by level, within the fair value hierarchy, the Company’s financial instruments carried at fair value as of November 30, 2020 and May 31, 2020:

	November 30, 2020
	Level 1	Level 2	Level 3	Total
Contingent liability	$117,409	$—	$—	$117,409
Derivative liability	—	—	202,920	202,920
Total	$117,409	$—	$202,920	$320,329

	May 31, 2020
	Level 1	Level 2	Level 3	Total
Contingent liability	$57,273	$—	$—	$57,273
Derivative liability	—	—	146,715	146,715
Total	$57,273	$—	$146,715	$203,988

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

Accordingly, the results of operations for ESD have been reclassed to discontinued operations for the three and six months ended November 30, 2019. The Company recognized a loss from discontinued operations of $80,838 for the three and six months ended November 30, 2019, related to the ESD operations.

Below are the results from discontinued operations for the ended November 30, 2020 and November 30, 2019 for ESD:

	For the three months ended November 30,	For the three months ended November 30,	For the six months ended November 30,	For the six months ended November 30,
	2020	2019	2020	2019
Sales, net	$—	$—	$—	$5,911
Cost of goods sold	—	—	—	16,303
Gross profit	—	—	—	(10,392)
Operating expenses	—	9,228	—	33,321
Loss from operations	—	(9,228)	—	(43,713)
Other expenses:
Interest and finance costs	—	—	—	(8,074)
Loss on sale of fixed assets	—	—	—	(29,050)
Net loss	$—	$(9,228)	$—	$(80,838)

The table below summarizes the net liabilities of the discontinued operations of ESD that were discharged during the six months ended November 30, 2019:

Liabilities
Accounts payable and accrued expenses	$851,481
Lines of credit	42,034
Total Liabilities	$893,515

Note 6 – JCG ACQUISITION

To support the company’s strategic initiatives, the Company acquired JCG and the JCG brands.

Effective August 2, 2018, the Company entered into an agreement (the “JCG Agreement”) to acquire all of the outstanding stock of JCG in exchange for 327,293 shares of the Company’s restricted common stock valued at $1.95 per share for a total value of approximately $638,000. If these shares are trading below $1.50 after August 2, 2019, the Company would be required to issue additional shares so that the value of the 327,293 shares plus these additional shares, with a floor price of $1.00, will be equal to $900,000. On August 2, 2019, the 12-month anniversary of the acquisition of JCG the Company determined that the Company’s stock price closed below the contractual floor for remeasurement of the purchase consideration and additional consideration was due to the sellers. During the year ended May 31,2019, the Company accrued approximately $383,000 to reflect the fair value of the contingent consideration related to the acquisition. During the three and six months ended November 30, 2020 and 2019, the Company recorded an increase change in the fair value of the contingent liability of $60,136 and a decrease change in the fair value of the contingent liability $239,400, respectively. As of November 30, 2020, the contingent shares have not been issued.

The JCG Agreement also provides for the issuance of a warrant for 200,000 shares of common stock with a two-year term and an exercise price of $4.25 with a value of approximately $9,400. The JCG Agreement also provides for an additional 218,182 shares of restricted common stock to be issued when the gross revenues of the JCG brands reach $900,000 in a twelve-month period. The JCG Agreement further provides for additional shares of restricted common stock, with a market value of $500,000 on the date of issuance, to be issued when the gross revenues of the JCG brands reach $3,000,000 in a twelve-month period, and again when the gross revenues of the JCG brands reach $5,000,000 in a twelve-month period. The JCG Agreement also provides for the issuance of the restricted common stock and warrants to the shareholders of JCG on a pro rata basis according to their respective percentage of ownership as of August 2, 2018. The restricted common stock may not be transferred, sold, gifted, assigned, pledged, or otherwise disposed of, directly or indirectly, for a period of twelve months (the “Lock-Up Period”). After the Lock-Up Period, the maximum shares that may be sold by each restricted common stockholder during any given one-day period shall be 5% of their total holdings or no more than 20% of the average trading volume of the preceding 30 days, whichever is less. The Company has determined the value of the contingent shares and warrants, in excess of the initial 327,293 shares, to be approximately $722,000, for a total purchase price value of approximately $1,360,000. The warrants expired on August 2, 2020.

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

The intangibles relate to trademarks and copyrights acquired in the JC acquisition and are being amortized over a 5-year period. During the three and six months ended November 30, 2020 the Company recorded amortization expense of $0 and $0, respectively, related to the JC intangibles. During the three and six months ended November 30, 20219 the Company recorded amortization expense of $145,000 and $145,000, respectively, related to the JC intangibles. The Company recorded an impairment charge of $725,000 against the intangibles recorded related to the acquisition of JCG during the year ended May 31, 2019 and recorded an impairment charge of $299,000 during the year ended May 31, 2020. The balance of the intangibles related to the JC acquisition as of November 30, 2020 was $0.

16

Note 7 – INTANGIBLE ASSETS

Intangible assets as of November 30, 2020 and May 31, 2020 were as follows:

	November 30, 2020	May 31, 2020
Intangible assets:
Trademarks and copyrights	$—	$460,000

Less: accumulated amortization:
Trademarks and copyrights (1)	—	161,000
Less: Impairment	—	299,000
Net book value at the end of the year	$—	$—

_________

(1)	is net of amortization of intangible assets related to the ESD acquisition which have been reclassified to discontinued operations as of May 31, 2020 on the condensed consolidated balance sheet.

Amortization expense for the three and six months ended November 30, 2020 was $0 and $0, respectively. Amortization expense for the three and six months ended November 30, 2019 was $23,000 and $46,000, respectively.

Note 8 - GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from VK. The changes in the carrying amount of goodwill for the six months ended November 30, 2020 and the year ended May 31, 2020 were as follows:

	November 30, 2020	May 31, 2020

Balance – beginning	$—	$195,000
Less-impairment	—	195,000

Balance – end	$—	$—

Goodwill resulting from the business acquisitions has been allocated to the financial records of the acquired entity.

17

Note 9 – NOTES PAYABLE – RELATED PARTY

The following table summarizes the Company’s Note Payable – Related Parties as of November 30, 2020:

Issue Date	Maturity Date	Interest Rate	Original Amount	Accumulated Payments as of November 30, 2020	Accumulated Accrued interest as of November 30, 2020	Balance November 30, 2020

1/23/2019	3/1/2020	20%	$10,000	$—	$3,711	$13,711

1/28/2020	1/28/2021	20%	$8,200	$—	$1,378	$9,578

2/20/2020	2/19/2021	5%	$45,169	$5,300	$1,546	$41,415

						$64,704

The following table summarizes the Company’s Note Payable – Related Parties as of May 31, 2020:

Issue Date	Maturity Date	Interest Rate	Original Amount	Accumulated Payments as of May 31, 2020	Accumulated Accrued interest as of May 31, 2020	Balance May 31, 2020

1/23/2019	3/1/2020	20.0%	$10,000	$—	$2,707	$12,707

1/28/2020	1/28/2021	20.0%	$8,200	$—	$557	$8,757

2/20/2020	2/19/2021	5.0%	$45,169	$5,300	$527	$40,396

				Total		$61,860

On January 23, 2019, ESD issued a demand note in the amount of $10,000 to a related party. The note is unsecured, bears interest at an annual rate of 20% and had an original maturity date of March 1, 2019. On March 12, 2019, the obligations due under the terms of the note were assigned to the Company. The maturity date on the note has been extended to March 1, 2020. During the three months ended November 30, 2020 and 2019, the Company recorded interest expense of $500 and $504, respectively. During the six months ended November 30, 2020 and 2019, the Company recorded interest expense of $1,004 and $1,008, respectively. Accrued interest on the notes as of November 30, 2020 amounted to $3,711.

On January 28, 2020, the Company issued a demand note in the amount of $8,200 to a related party. The note is unsecured, bears interest at an annual rate of 20% and has maturity date of January 28, 2021. During the three months ended November 30, 2020 and 2019, the Company recorded interest expense of $409 and $0, respectively. During the six months ended November 30, 2020 and 2019, the Company recorded interest expense of $821 and $0, respectively. Accrued interest on the note on November 30, 2020 amounted to $1,378.

Prior to ESD’s bankruptcy declaration, ESD became indebted to certain creditors in the total amount of $45,169 which indebtedness was personally guaranteed by Fernando Leonzo, the Company’s CEO. The debt was not protected under the ESD bankruptcy. On February 20, 2020, the Company and Fernando Leonzo entered into an agreement under which Fernando Leonzo would discharge the indebtedness personally and directly and the Company would pay Fernando Leonzo, $3,000 per month beginning on February 21, 2020 until such time that the indebtedness is fully discharged. Interest will accrue at an annual rate of 5% on any monthly payments not made by the 21st of the month. On February 21, 2020, the Company paid $3,000 and on March 26, 2020 the Company paid $2,300 to Fernando Leonzo in accordance with this agreement but no further payments have been made, since to Mr. Leonzo due to limited financial resources but the Company has agreed to recontinue to make payments to Mr. Leonzo upon receiving funds from subsequent financings. During the three months ended November 30, 2020 and 2019, the Company recorded interest expense of $510 and $0, respectively. During the six months ended November 30, 2020 and 2019, the Company recorded interest expense of $1,019 and $0, respectively. Accrued interest on the note on November 30, 2020 amounted to $1,546.

18

Note 10 – NOTES PAYABLE

The following table summarizes the Company’s Notes Payable as of November 30, 2020:

Issue Date	Maturity Date	Interest Rate	Original Amount	Original Issue Discount	Fee	Proceeds	Additional Principal	Notes	Accumulated Payments as of November 30, 2020	Accumulated debt conversions as of November 30, 2020	Balance November 30, 2020	Unamortized Capitated Finance Costs and Original Issue Discount at November 30, 2020	Amounts Reported per Balance Sheet at November 30, 2020

10/29/2018	11/15/2020	0.0%	$131,250	$6,250	$—	$125,000	$—		$—	$—	$131,250	$—	$131,250

2/27/2019	2/27/2020	0.0%	$312,500	$62,500	$6,000	$244,000	$111,422	(1)	$91,156	$—	$332,766	$—	$332,766

3/21/2019	3/20/2020	0.0%	$312,500	$62,500	$6,000	$244,000	$55,000	(2)	$80,083	$59,049	$228,368	$—	$228,368

5/16/2019	2/16/2020	7.0%	$75,000	$—	$—	$75,000	$—		$—	$—	$75,000	$—	$75,000

9/15/2020	12/15/2020	0.0%	$30,000	$—	$—	$30,000	$—		$—	$—	$30,000	$—	$30,000

									Total		$797,384	$—	$797,384

Note 1 - In order to avoid default under the note for missed payments, the Company and the Note Holder have to increase the principal due by a total of $111,422, which has been recorded as a finance cost during six months ended November 30, 2020.

Note 2 - In order to avoid default under the note for missed payments, the Company and the Note Holder have to increase the principal due by a total of $55,000, which has been recorded as a finance cost during the year ended May 31, 2020.

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

On October 29, 2018, the Company issued a Secured Promissory Note (“SPN”), in the principal amount of $131,250 which had an original maturity date of November 15, 2019. The SPN does not bear interest. The SPN was issued with a 5% original issue discount. Under the terms of the Note, the Company shall repay the SPN note holder in 12 equal monthly installments of $10,938 beginning December 15, 2018. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 20,000 restricted shares of the Company’s common stock as of the date of the SPN at $1.60 per share and is obligated to issue an additional 20,000 shares, 180 days from the date of the SPN and an additional 20,000 shares, 270 days from the date of the SPN. As a result of this transaction, the Company recorded a deferred finance cost of $102,250, which is being amortized over the life of the SPN. On November 29, 2019, the maturity date of the note was extended to November 15, 2020. All other terms of the note remain the same. In consideration for the extension of the maturity date, the Company issued 131,250 shares of the Company’s restricted common stock, at $0.25 per share, the closing market price per share. As a result, the Company has recorded man additional deferred finance cost of $32,813. During the three months ended November 30, 2020 and 2019, the Company recorded amortization of deferred finance costs of $8,203 and $23,040, respectively. During the six months ended November 30, 2020 and 2019, the Company recorded amortization of deferred finance costs of $16,406 and $44,850, respectively. As of November 30, 2020, the Company had not paid any of the monthly installments.

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

As a result of the amendment, (1) the Company shall issue 50,000 restricted common stock shares to the Note Holder; (2) Through January 31, 2020 (the “30 Day Period), the Note Holder will not issue any notices, demands, or otherwise or file any lawsuits regarding any alleged breach of the Secured Note or the SPA; (3) During the 30 Day Period, the Note Holder shall have the right to convert up to $39,063 (which amount equals the Monthly Principal Amortization Amount, as defined in the Secured Note times 1.5 (plus a conversion fee of $750 for each conversion amount) at a conversion price of $0.10 per share; (4) The Company shall bring the Note current during the 30 Day Period; (5) Should the Company fail to bring the Note current within the 30 Day Period, the Note Holder may elect to exercise its conversion rights for an additional 30 day period of between January 31, 2020 to February 28, 2020 (the “Second 30 Day Period”) as a follow on conversion after the 30 Day Period for the principal amount equal to or greater than $39,063, each such conversion of which shall reduce the principal amount then owed; and, (6) Should the Note Holder elect to proceed with the Second 30 Day Period, the Note Holder agrees to extend the Forbearance for the Second 30 Day Period. As of November 30, 2020, the 50,000 shares of restricted common stock have not been issued, and, the Note Holder has not exercised his conversion rights. In October 2020, the Company received notice from the Note Holder that, under the terms of the Note, the Note Holder is entitled to default principal and fees aggregating $111,422, which has been recorded as a finance expense during the three and six months ended November 30, 2020. During the three and six months ended November 30, 2020, the Company recorded interest expense of 3,274 and $54,151.

On March 21, 2019, the Company issued a 2nd Secured Note (“2-SN”), in the principal amount of $312,500 which had an original maturity date of March 21, 2020. The 2-SN does not bear interest. The 2-SN was issued with a 20% original issue discount. Under the terms of the SN, the Company shall repay the 2-SN note holder in 12 equal monthly installments of $26,042 beginning in April 2019. As additional consideration for the funding of the S,N, the Company has issued an aggregate of 50,000 restricted shares of the Company’s common stock as of the date of the 2-SN at $1.825, and, as a result of this transaction, the Company recorded a charge to finance expense in the amount of $91,250. In addition, as a result of this transaction, the Company recorded a deferred finance cost of $62,500, all of which has been amortized as of May 31, 2020.

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

On May 16, 2019, the Company issued a Second Secured Promissory Note (“2-SPN”), in the principal amount of $75,000 which had an original maturity date of February 16, 2020. The 2-SPN bears interest at an annual rate of 7% and is due on maturity. As additional consideration for the funding of the 2-SPN, the Company has issued an aggregate of 7,500 restricted shares of the Company’s common stock as of the date of the 2-SPN at $2.00 per share and is obligated to issue an additional 7,500 shares, 180 days from the date of the 2-SPN and an additional 7,500 shares, at maturity. The Company recorded interest expense of $1,308 and $0 during the three months ended November 30, 2020 and 2019, respectively. The Company recorded interest expense of $2,632 and $0 during the six months ended November 30, 2020 and 2019, respectively. As a result of this transaction, the Company recorded a deferred finance cost of $60,679, all of which has been amortized over the life of the 2-SPN, as of May 31, 2020.

On September 15, 2020, the Company issued a Note in the principal amount of $30,00 which had an maturity date of December 15, 2020. The Note does not bear interest.

As of November 30, 2020, future principal payments of the note payable were approximately as follows:

For the twelve months ending November 30,

2021	$797,384

Note 11 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the Company’s convertible notes payable as of November 30, 2020 and May 31, 2020:

	November 30, 2020			May 31, 2020
	Unamortized deferred finance costs and original issue discount	Principal	Net	Unamortized deferred finance costs and original issue discount	Principal	Net
2017 NPA Notes	—	737,500	737,500	—	737,500	737,500
The 2nd Note Offering	—	355,000	355,000	—	355,000	355,000
2020 Note Issuances	—	441,400	441,400	83,277	504,300	421,023

	$—	$1,533,900	$1,533,900	$83,277	$1,596,800	$1,513,523

As of November 30, 2020, 15 convertible notes with principal amounts aggregating $1,495,900 have passed their maturity date, of which, one convertible note with a principal of $100,000 is in default as the holder has submitted a request for payment and declared in default by the note holder.

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

The Company recorded interest expense of $12,871 and $12,906 for three months ended November 30, 2020 and 2019, respectively. The Company recorded interest expense of $12,883 and $25,813 for six months ended November 30, 2020 and 2019, respectively. The total amount of accrued and unpaid interest expense on the NPA as of November 30, 2020 and May 31, 2020 was $120,647 and $107,635, respectively. As of November 30, 2020, and May 31, 2020, the outstanding balance was $737,500 and 737,500, respectively.

The Second Note offering

In May 2018, the Company offered an NPA, in the aggregate amount of up to $500,000 (the “2nd Note Offering”) and, as of November 30, 2020, issued secured convertible promissory notes to eighteen (18) investors under the terms of the 2nd Note Offering in the aggregate amount of $830,000.

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

The Company recorded interest expense of $6,520 and $6,520 for three months ended November 30, 2020 and 2019, respectively. The Company recorded interest expense of $13,111 and $13,384 for six months ended November 30, 2020 and 2019, respectively. The total amount of accrued and unpaid interest expense on the NPA as of November 30, 2020 and May 31, 2020 was $59,580 and $46,469, respectively. As of November 30, 2020 and May 31, 2020 the outstanding balance was $355,000 and $355,000, respectively.

The 2020 Notes

On September 10, 2019, the Company issued a Convertible Promissory Note, in the principal amount of $110,000 which matures on September 9, 2020. The note bears interest at an annual rate of 10% and is due on maturity. The note was issued with a 10% original issue discount. On or after the maturity date, the note may be converted into the Company’s common stock at a conversion price equal to $0.75 per share or 70% of the average closing price on the primary trading market on which the Company’s common stock is quoted for the last thirty (30) trading days immediately prior to but not including the conversion date, whichever is lower (the “Conversion Price”). Upon the occurrence of any Event of Default, as defined by the note, then the conversion price shall be reduced to a price of $0.60 per share or 56% of the average closing price on the primary trading market on which the Company’s common stock is quoted for the last thirty (30) trading days, whichever is lower. As additional consideration for the funding of the note, the Company has issued an aggregate of 33,000 restricted shares of the Company’s common stock as of the date of the note at $0.54 per share. As a result of this transaction, the Company recorded deferred finance costs totaling $28,820, which is being amortized over the life of the note, of which $4,804 and $6,004 was amortized during the three months ended November 30, 2020 and 2019, respectively, and, $10,808 and $6,004 was amortized during the six months ended November 30, 2020 and 2019, respectively. The Company recorded interest expense of $2,742 and $2,441 during the three months ended November 30, 2020 and 2019, respectively, and, the Company recorded interest expense of $5,515 and $2,441 during the six months ended November 30, 2020 and 2019, respectively. As of November 30, 2020, and May 31, 2020, the outstanding balance was $110,000 and $110,000, respectively.

On September 23, 2019, the Company issued a 10% Convertible Redeemable Note, in the principal amount of $287,500 which matures on September 23, 2020. The note bears interest at an annual rate of 10% and is due on maturity but may be paid during the term of the note in Company common stock. Any portion of the principal amount note may be converted into the Company’s common stock at a conversion price equal to 60% of average of 2 lowest closing days with 15-day lookback, based on conversion notice date. The proceeds of the note were reduced by $37,500 to pay for management fees and legal services. As a result of this transaction, the Company recorded a derivative liability of $122,174 and a deferred finance costs totaling $159,674, which is being amortized over the life of the note, of which $26,614 and $33,265 was amortized during the three months ended November 30, 2020 and 2019, respectively, and, $59,879 and $33,265 was amortized during the six months ended November 30, 2020 and 2019, respectively. Also, the Company recorded a change in the fair value of the derivative liability of $48,808 during the three and six months ended November 30, 2020. The Company recorded interest expense of $6,869 and $5,356 during the three months ended November 30, 2020 and 2019, respectively. The Company recorded interest expense of $12,975 and $5,356 during the six months ended November 30, 2020 and 2019, respectively. On May 28, 2020, the note holder converted $6,500 of principal and $438 of accrued interest into 564,072 shares of the Company’s common stock at $0.0123 per share, and, on June 15, 2020, the note holder converted $5,500 of principal into 666,590 shares of the Company’s common stock at $0.0103 per share. As of November 30, 2020, and May 31, 2020, the outstanding balance was $275,500 and $281,000, respectively.

On October 25, 2019, the Company issued a Convertible Promissory Note, in the principal amount of $68,000 which matures on October 25, 2020. Under the terms of the Note, in the event of a default, the principal amount of the note shall increase by 150%. Because the Company failed to timely deliver shares of its common stock to the Note Holder upon receipt of the Note Holder’s notice of exercise of conversion, the note was placed in default. As a result, the Company recorded a finance expense of $34,000 during the year ended May 31, 2020. The note bears interest at an annual rate of 10% and is due on maturity. Any portion of the principal amount note may be converted into the Company’s common stock at a conversion price equal to 65% of average of 2 lowest closing days with 15-day lookback, based on conversion notice date. The proceeds of the note were reduced by $7,760 to pay for management fees and legal services. As a result of this transaction, the Company recorded a derivative liability of $25,815 and deferred finance costs totaling $33,575, which is being amortized over the life of the note, of which $5,595 and $6,995 was amortized during the three months ended November 30, 2020 and 2019, respectively, and, $12,590 and $6,995 was amortized during the six months ended November 30, 2020 and 2019, respectively. The Company also recorded a change in the fair value of the derivative liability of $3,383 during the three and six months ended November 30, 2020. The Company recorded interest expense of $947 and $671 during the three months ended November 30, 2020 and 2019, respectively, and, $1,905 and $671 during the six months ended November 30, 2020 and 2019, respectively. During the six months ended November 30, 2020, the note holder converted $57,400 of principal into an aggregate of 5,407,042 shares of the Company’s common stock at conversion prices ranging from $0.0101-$0.0121 per share. During the year ended May 31, 2020, the note holder converted $26,700 of principal into an aggregate of 2,438,112 shares of the Company’s common stock at conversion prices ranging from $0.0069-$0.0136 per share. As of November 30, 2020, and May 31, 2020, the outstanding balance was $17,900 and $41,300, respectively.

On March 5, 2020, the Company issued a Convertible Promissory Note, in the principal amount of $38,000 which matures on March 5, 2021. The note bears interest at an annual rate of 10% and is due on maturity. After 180 days of the issuance of the Note, the note may be converted into the Company’s common stock at a conversion price equal to 61% of the average closing price on the primary trading market on which the Company’s common stock is quoted for the last twenty (20) trading days immediately prior to but not including the conversion date. As a result of this transaction, the Company recorded a derivative liability of $7,637 during the year ended May 31, 2020 and the Company recorded a change in the fair value of the derivative liability of $4,097 during the three and six months ended November 30, 2020. The Company recorded interest expense of $186 and $0 during the three months ended November 30, 2020 and 2019, respectively, and, $609 and $0 during the six months ended November 30, 2020 and 2019. As of November 30, 2020, and May 31, 2020, the outstanding balance was $38,000 and $38.000, respectively.

As of November 30, 2020, future principal payments of the convertible notes payable were approximately as follows:

For the twelve months ending November 30,

2021	$1,533,900

Note 12 – LINES OF CREDIT

In April 2017, the Company entered into three credit lines with a small business lender that allows the Company to borrow up to $35,000 and bears interest at 94% per annum. The facilities require monthly payments of principal and interest. On November 30, 2020 the aggregate outstanding balance was $30,428. On May 31, 2020 the aggregate outstanding balance was $26,124.

Note 14 – CAPITAL STOCK

As of November 30, 2020, the authorized common stock of the Company was 200,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. On November 30, 2020 and May 31, 2020, respectively, there were 1,200,000 shares of Series A preferred stock outstanding and on November 30, 2020 and May 31, 2020, respectively, there were 100,000 shares of Series B preferred stock outstanding

On November 11, 2019, the Board of Directors and a majority of the voting power approved a resolution to effectuate a 5:1 Reverse Stock Split. Under this Reverse Stock Split each 5 shares of our Common Stock were automatically converted into 1 share of Common Stock. To avoid the issuance of fractional shares of Common Stock, the Company issued an additional share to all holders of fractional shares. In addition, as discussed below, the Board of Directors and the holders of a majority of the voting power approved a resolution to effectuate an increase in authorized Shares of Common Stock from One Hundred million (100,000,000) to Two Hundred million (200,000,000) shares of common stock, $0.001 par value. The Company received approval from FINRA on March 25, 2020 an, on that date, the reverse stock split became effective

The number of authorized, issued, and outstanding, and available shares of common shares as of March 25, 2020, immediately after the reverse stock split was approved by FINRA are disclosed in the table below:

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

Series A Preferred Stock

The Series A Preferred Stock has the following rights and privileges:

Voting – One share of Series A Preferred Stock has the equivalent voting rights as 50 shares of common stock.

Preferred shares outstanding Preferred Shares Series A	November 30, 2020
Shares Outstanding
Fernando Oswaldo Leonzo	600,000
Robert Gunther	300,000
Jerry Gruenbaum	100,000
John Romagosa	200,000
Total	1,200,000

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

In June 2020, the Company issued 100,000 Series B Preferred Shares, 50,000 Shares each to two unrelated third parties for an aggregate amount of $100,000. During the three and six months ended November 30, 2020, the Company recorded an accrued dividend of $2,500 and $4,755 which has recorded as interest and financing costs in the accompanying condensed consolidated statements of operation. There were no Series B Preferred Share issued or outstanding on May 31, 2020.

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

Shares of common stock issued for services

The Company issues shares of common stock in exchange for financing and services provided by select individuals and or vendors. During the six months ended November 30, 2020 and 2019 the Company issued 0 and 1,252,939 shares, respectively. During the six months ended November 30, 2019, the Company retired and cancelled 291,000 common shares.

Warrants

Warrants outstanding

		6 months ended November 30, 2020		6 months ended November 30, 2019
		Weighted		Weighted
		Average		Average
	Warrants	Exercise price	Warrants	Exercise price
Exercisable – begining of period	349,000	$4.25	349,000	$4.25
Granted – JCG acquisition	—	—		—
Exercised	—	—	—	—
Expired	200,000	$4.25		—
Outstanding	149,000	$4.25	349,000	$4.25

Exercisable – at end of period	149,000	$4.25	349,000	$4.25

Warrants		Strike
Underlying Shares	Expiration	Price
80,000	September 30, 2021	$4.25
33,000	October 7, 2021	$4.25
6,000	September 20, 2021	$4.25
30,000	September 29, 2021	$4.25
149,000

Note 15 - COMMITMENTS AND CONTINGENCIES

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

Rent expense for the three and six months ended November 30, 2020, respectively, totaled $282 and $565, respectively, and $0 and $1,466, respectively, the three and six months ended November 30, 2029.

On November 20, 2019, a Complaint was filed with the Superior Court-Judicial District of New Haven by a former employee, naming the Company as Defendant. The Complaint claims that the Company owes the former employee back wages of $60,000 and unpaid expenses of $20,000, which were due to be paid to the former employee upon his termination from the Company on November 1, 2019, in accordance with an employment agreement dated November 18, 2018. The Company has responded that the employee was terminated for cause and, as such, no longer obligated under the terms of the employment agreement. As of October 12, 2020, the parties have not engaged in extensive discovery or any substantial motion practice and no trial date has been set. In addition to the back wages of $60,000, severance of $45,000 and unpaid expenses of $20,000, the Company has recorded legal expenses of $15,000 during the year ended May 31, 2020, because of receiving the Complaint.

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

Note 16 - INCOME TAXES

The deferred tax attributes consist of the following:

	November 30, 2020	May 31, 2020
Net operating loss carryforward	$4,550,000	$4,356,000
Stock based compensation	1,319,000	1,319,000
Valuation allowance	(5,869,000)	(5,675,000)
Deferred tax asset, net	$—	$—

For the six months ended November 30, 2020, the valuation allowance increased by approximately $194,000.

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

As of November 30, 2020, the Company has net operating loss carryforwards of approximately $16,000,000 to reduce future federal and state taxable income.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examinations

Note 17 - RELATED PARTY TRANSACTIONS

In October 2013, the Company signed a distribution agreement with Gran Nevada Beverage, Inc. (“Gran Nevada”), an entity related through common management and ownership. During the three and six months ended November 30, 2020 and 2019, the Company sold $0 and $0 respectively. These products were produced by a third party copacker and were not purchased from Gran Nevada. The availability of third party copackers that can produce an Horchata are limited and it directly impacts sales. As there is currently no co-packing available for this product the Company does not know if they will be able to produce this product again in the future.

Note 18 - SUBSEQUENT EVENTS

On December 31, 2020, the Company entered into an asset purchase agreement with Kloudgaze, Inc., designated as the Seller in the agreement, to purchase and acquire all of the Seller’s intellectual property and assets. Based upon an agreed upon valuation of $3,889,041, commensurate with the Company’s consideration to the Seller in the form of the Company’s payment of the Company’s Common Stock Shares (the issuance of which shall be based an Initial Earn Out Period, as defined, from January 1, 2021 to January 1, 2022, for which the Company shall pay the Seller $1,361,174 in the form of 15,827,613 shares of the Company’s common stock), after the payment of the 15,827,613 shares, the Company will pay the Seller a maximum remaining consideration of 29,393,802 Common Stock shares.

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

Our management team has over 50 years of combined experience in the food and beverage industry. In July 2016, we acquired Energy Source Distributors to establish a presence on the West Coast in an all-cash purchase. Since then, we have also acquired the Victoria’s Kitchen brand, the Just Chill brand and The Giant Beverage Company, Inc. During fiscal 2019, LFER needed to prioritize its available resources and made the decision to focus on growing the brands in its portfolio. As a result of this, LFER sold the Giant Beverage Company back to the original owners of the company effective March 1, 2019. The results of operations for Giant Beverage Companies from the acquisition through February 28, 2019 have been reclassified as a discontinued operation in the consolidated statements of LFER. Subsequent to year end LFER further decided to discontinue the operations of ESD and is moving away from the DSD business. This will allow LFER to focus all its resources on its current and future portfolio of brands.

In November and December 2020, in discussions with the owners of a Cloud Enterprise Technology Company, the Company’s management discussed the business of such company, which has developed a Cloud Enterprise software technology designed to map and help companies reduce application development costs by up to 50%, as well as ensure compliance at application code levels to key compliance regulations like European Union’s GDPR, California’s CCPA, Canada’s PIPEDA and more. After examining the business and proposed purchase terms , the Company proposed to the Cloud Enterprise Technology Company owners, the purchase of cloud based software technology assets and all of its intellectual property via an Asset Purchase Agreement (“APA”). The APA is a subsequent event disclosed in the Company’s January 7, 2021 Form 8-K.

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

Sales and Distribution

The Company marketed and sold mainstream functional beverage products through 3rd party Direct Store Delivery (DSD) platforms as well as through other distributors including KeHe Distributors, LLC (“KeHe”) and United Natural Foods, Incorporated “UNFI”. KeHe has a distribution network in more than 30,000 stores across North America. UNFI is a distributor of natural and organic foods, specialty foods, and related products in the United States and Canada.

The Company also sells its Victoria’s Kitchen brands and Just Chill brands direct to consumers via Amazon online. The Company had announced that it would increase or expand its product lines, under its current brands or under new brands, to include CBD. The Company also decided to pursue other opportunities in addition to the CPG or CBD spaces.

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

The contractual arrangements with all third parties, including suppliers, manufacturers, distributors, and retailers are typical of the beverage industry with standard terms. We have no long-term obligations with any of the third parties nor do any of them have long-term obligations with us. The third-party supplier, manufacturing and distribution agreements were entered into in the normal course of business within the guidelines of industry practices and are not deemed material and definite

Competition

We were solely a Consumer-Packaged Goods (“CPG”) company. What sets us apart in the industry, was our consolidated corporate structure that handles all aspects of sales, marketing and proprietary distribution from a centralized location. Our platform is built for accelerating emerging growth brands in the United States by leveraging sales, supply chain, and distribution relationships.

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

Government Regulation

Packaged consumable and digestible products are governed by the U.S. Food and Drug Administration. As such, it was necessary for the Company to ensure its products establish, maintain and make available for inspection, records and labels with nutrition information that meet food labeling requirements. The Company’s products are manufactured by contracted production facilities that are subject to many regulations, including Food Facility Registration, recordkeeping, Good Manufacturing Practice Requirements, reporting, preventive controls and inspections.

Research and Development Activities

Our research and development efforts were focused on two primary paths. The first was to continually review our existing formulas and production processes and structure to evaluate opportunities for cost of goods sold improvements, without degrading the quality or fundamentally changing the consumer appeal taste profile of our existing products. The second major research and development efforts in the past were in the development of fundamentally new and differentiated products, based on consumer insights and trends and competitive intensity in those segments.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company incurred net losses from inception of approximately $17,900,000, has limited revenues, and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, whether it successfully acquires revenue generating companies or assumes new businesses that generate material revenues.

At November 30, 2020, we had cash on hand of approximately $3,000 and an accumulated deficit of approximately $17,900,000. See “Liquidity and Capital Resources.”

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

As part of the Company’s annual review of goodwill and intangible assets we performed an analysis of the goodwill and intangible assets recorded as they relate to the acquisitions of JC and VK. The intangibles relate to trademarks and copyrights acquired in the JC acquisition and are being amortized over a 5-year period. The Company recorded an impairment charge of $725,000 against the intangibles recorded related to the acquisition of JCG during the year ended May 31, 2019 and recorded an impairment charge of $299,000 during the year ended May 31, 2020. The balance of the unamortized intangibles related to the JC acquisition as of November 30, 2020 was $0.

In addition, based on this analysis, the Company recorded an impairment charge of $195,000 related to the goodwill recorded in connection with the VK acquisition during the year ended May 31, 2020 The balance of goodwill as of November 30, 2020 is $0.

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

LIQUIDITY AND CAPITAL RESOURCES

During the three and six months ended November 30, 2020, the Company received $100,000 from the sale of 100,000 shares of Series B Preferred Stock and the Company received $30,000 from the proceeds of a note payable that was issued during September 2020.

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

The Company received approximately $0 from the sale of common stock during the year ended May 31, 2020 compared to $402,000 for the year ended May 31, 2019.

During the six months ended November 30, 2020, the Company received proceed from various lines of credit in an aggregate amount of approximately $6,000 and repaid approximately$1,700. During the year ended May 31, 2020, the Company received proceeds from various lines of credit in an aggregate total of approximately $59,000 and repaid approximately $67,000. During the year ended May 31, 2019, the Company received proceeds from various lines of credit in an aggregate total of approximately $143,000 and repaid approximately $107,000.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2020 AND NOVEMBER 30, 2019:

Sales

Sales for the three months ended November 30, 2020 were $0 compared to approximately $21,000 for the three months ended November 30, 2019. The reduction in sales during the three months ended November 30, 2020 of approximately $21,000 was caused by the lack of sales of CBD products and the lack of sales of our JCG and VK products during the three months ended November 30, 2020. Sales of our JCG products amounted to $17,000 and sales of our VK products amounted to $4,000 during the three months ended November 30, 2019.

Operating Expenses

Operating expenses aggregated to a credit of $34,765 for the three months ended November 30, 2020 as compared to $1,002,530 for the three months ended November 30, 2019. The decrease in operating expenses of approximately $1,038,000 was related to several factors, including, decreased professional fees of $344,000, decreased officer compensation of $242,000, decreased salaries and benefits of $95,000, decreased other selling, general and administrative expenses of $39,000 and decreased amortization of $23,000.

During the three months ended November 30, 2020 and 2019, the Company recorded a write off of goodwill of $0 and $145,000, respectively, and an impairment of intangibles of $0 and $150,000, respectively.

Other Expense

During the three months ended November 30, 2020, the Company recorded interest and financing costs of approximately $263,000 as compared to approximately $219,000 during the six months ended November 30, 2019. Interest and financing costs primarily result from the amortization of deferred financing balances that were incurred by the Company to finance operations. During the six months ended November 30, 2019, the Company recorded a loss on discontinued operations of $9,000, related to ESD.

During the year ended May 31, 2019, the Company recorded the change in fair value of contingent consideration of $382,582 related to the acquisition of Just Chill. This charge related to contingent consideration arising from the measurement of LFER stock on the 12-month anniversary of the acquisition. During the three months ended November 30, 2020, the Company recorded a charge in the statement of operations for the change in the fair value of contingent consideration of $60,136 and during the three months ended November 30, 2019, the Company recorded a credit in the statement of operations for the change in the fair value of contingent consideration of $239,400.

During the three months ended November 30, 2020 and 2019, the Company recorded charges in the statement of operations for changes in the fair value of derivative liabilities of $56,205 and $34,930, respectively.

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2020 AND NOVEMBER 30, 2019:

Sales

Sales for the six months ended November 30, 2020 were approximately $25,000 compared to $53,000 for the six months ended November 30, 2019. The reduction in sales in 2020 of $28,000 was caused by the increased sales of CBD products of $25,000 and lack of sales of our JCG and VK products during the six months ended November 30, 2020. Sales of our JCG products amounted to $40,000 and sales of our VK products amounted to $13,000 during the six months ended November 30, 2019.

Gross Profit

Gross profit during the six months ended November 30, 2020 decreased to a negative $335 because the sales of our CBD products were sold at cost.

Operating Expenses

Operating expenses totaled $247,293 for the six months ended November 30, 2020 as compared to $1,706,063 for the six months ended November 30, 2019. The decrease in operating expenses was related to several factors, including decreased professional fees of $435,000, decreased officer compensation of $421,000, decreased salaries and benefits of $187,000, decreased other selling, general and administrative expenses of $75,000 and decreased amortization of $46,000.

During the six months ended November 30, 2020 and 2019, the Company recorded a write off of goodwill of $0 and $145,000, respectively, and an impairment of intangibles of $0 and $150,000, respectively.

Other Expense

During the six months ended November 30, 2020, the Company recorded interest and financing costs of approximately $353,000 as compared to approximately $428,000 during the six months ended November 30, 2019. Interest and financing costs primarily result from the amortization of deferred financing balances that were incurred by the Company to finance operations. During the six months ended November 30, 2019, the Company recorded a loss on discontinued operations of $81,000, related to ESD.

During the year ended May 31, 2019, the Company recorded the change in fair value of contingent consideration of $382,582 related to the acquisition of Just Chill. This charge related to contingent consideration arising from the measurement of LFER stock on the 12-month anniversary of the acquisition. During the six months ended November 30, 2020, the Company recorded a charge in the statement of operations for the change in the fair value of contingent consideration of $60,136 and during the six months ended November 30, 2019, the Company recorded a credit in the statement of operations for the change in the fair value of contingent consideration of $239,400.

During the six months ended November 30, 2020 and 2019, the Company recorded charges in the statement of operations for changes in the fair value of derivative liabilities of $56,205 and $34,930, respectively.

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

As of November 30, 2020, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of November 30, 2020, is a result of not having adequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2020 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Life On Earth, Inc.

Date: January 14, 2021	By:	/s/ Fernando Oswaldo Leonzo
Fernando Oswaldo Leonzo
Chief Executive Officer, and Chairman of the Board
(Principal Executive Officer and Principle Financial Officer)

39