Form 10-Q/A
period 2020-11-30
Life On Earth, Inc.
filed 2021-02-12
CIK 1579010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

On January 20, 2021, we filed our Form 10-Q for the period ending November 30, 2020. This 10-Q amendment for the period ending November 30, 2020 amends certain disclosures regarding: (a) Part II (Other Information), Item 1 (Legal Proceedings); and (b) our Series B and C Preferred Shares in Note 14 of our financial statements.

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

On September 12, 2019 the Company was served with a summons from the Supreme Court of the State of New York to answer a complaint filed by the Gankaku Living Trust (“Gankaku”) (Gankaku Living Trust v. Life on Earth Inc., Supreme Court of New York, No.655189/2019) claiming a breach of contract and default upon the Note. The Note was issued to the Gankaku Living Trust (“Gankaku”) by the Company on May 24, 2018 with an original maturity date of May 24, 2019. This maturity date of this note was extended on May 24, 2019 until June 24, 2019. The Company paid the outstanding interest on the note of $7,000 as part of this extension. On June 25, 2019, Gankaku’s legal counsel sent a demand letter to the Company requesting payment in full. Under the terms of the convertible note, the Company had 10 business days to pay the outstanding balance or the note would be in default. Under the terms of the note, upon default, the Holder shall be issued the number of common stock equal to the outstanding balance multiplied by 125%, divided by the average price, as defined. On July 17, 2019 the Gankaku’s counsel sent the Company’s counsel an official notice of default for the note and demanded the immediate issuance of Common Stock per the convertible note agreement and also demanded that the Company make all of its assets available to the Gankaku Living Trust as collateral. The Company retained counsel to represent it in this case.  On July 1, 2020, the Court granted Gankaku’s Motion for Summary Judgment (the July 1, 2020 Order) in the amount of $100,000, with 7% interest per annum from June 24, 2019, $722 of court costs, and $8,040 of attorney fees (the “Judgment Amount”), and that the Company shall pay the Judgment Amount by issuing Gankaku the Company’s Common Stock equivalent to said amount as provided for in Section 5 of the Note. The Company then moved to vacate the Court’s July 1, 2020 Order, which the Court denied on November 17, 2020. The Court issued a declaratory judgment requiring the Company to pay the Judgment Amount by issuing its Common Stock Shares to Gankaku as had been provided in the July 1, 2020 Order. On February 3, 2021, the Company filed an appeal from the Court’s Order denying the Motion to Vacate the July 1, 2020 Order, which the Court has not yet ruled upon.

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

On December 7, 2020, the Company, pursuant to the provisions of Section 151 of the Delaware General Corporation Law, created a new Preferred Series class of shares designated as Series C consisting of Three Million Shares (3,000,000), $0.001 par value per share, to be designated “Series C Preferred Stock”,

Series C Preferred Stock

Holders of Series C Preferred Shares have the following rights and privileges:

Voting - The Series C Preferred Shares shall have no voting rights.

Conversion - The holders of Series C Preferred Shares shall have the rights to convert their Series C Preferred Shares into Common Stock shares with a floor price currently set above the market price as of the date of this filing, once, no sooner than the sixth month anniversary after the Closing of the Offering.

Dividends - The Company shall pay the holders of Series C Preferred Stock a 10% annual cash or stock dividend paid quarterly no sooner than the sixth month anniversary after the Closing of the Offering.

In connection with the acquisition of the Kloudgaze assets, the Company issued 150,000 Series C Preferred Shares to one unrelated third parties for an aggregate amount of $150,000 during December 2020.

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

Note 18 - SUBSEQUENT EVENTS

On December 14, 2020, the Company received a Complaint from one of its note holder, L & H, Inc. (“L&H”) filed in the First Judicial District Court of Nevada, Carson City, , alleging breaches of contract regarding the Company’s failure to repay amounts due or failing to issuing shares upon demand and breach of Implied covenant of good faith and fair dealing in connection with the $110,000 September 10, 2019 Convertible Promissory Note between L&H and the Company. The Complaint seeks an unspecified amount of damages representing the balance of the unconverted debt and penalties. Prior to the Complaint, the Company attempted to negotiate a settlement with L&H. The Company will answer the Complaint and attempt to negotiate a settlement with L&H but cannot assure the outcome of any attempted settlement, or the litigation.

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

On September 12, 2019, the Company was served with a summons from the Supreme Court of the State of New York to answer a complaint filed by the Gankaku Living Trust ("Gankaku") regarding the matured outstanding convertible note (the "Note") issued to Gankaku from the Company on May 24, 2018 with an original maturity date of May 24, 2019. This maturity date of the Note was extended on May 24, 2019 until June 24, 2019. The Company paid the outstanding interest on the note of $7,000 as part of this extension. On June 25, 2019, a demand letter was sent to the Company requesting payment in full under the terms of the Note. The Company had 10 business days to pay the outstanding balance or the note would be in default. On July 17, 2019, Gankaku's counsel sent the Company’s counsel an official notice of default for the Note and demanded the immediate issuance of Common Stock per the Note and also demanded the Company make all of its assets available to Gankaku as collateral. The Company has retained counsel to represent the Company during these proceedings. The Company has responded to Gankaku confirming that Gankaku can exercise its rights to have shares issued to settle the outstanding debt but that once the shares are issued the obligations of the Company have been met and the Company does not have to make its assets available for collection as the debt would have been settled with the issuance of the shares. On July 1, 2020, the Court granted Gankaku’s Motion for Summary Judgment (the July 1, 2020 Order) in the amount of $100,000, with 7% interest per annum from June 24, 2019, $722 of court costs, and $8,040 of attorney fees (the “Judgment Amount”), and that the Company shall pay the Judgment Amount by issuing Gankaku the Company’s Common Stock equivalent to said amount as provided for in Section 5 of the Note. The Company then moved to vacate the Court’s July 1, 2020 Order, which the Court denied on November 17, 2020. The Court issued a declaratory judgment requiring the Company to pay the Judgment Amount by issuing its Common Stock Shares to Gankaku as had been provided in the July 1, 2020 Order. On February 3, 2021, the Company filed an appeal from the Court’s Order denying the Motion to Vacate the July 1, 2020 Order, which the Court has not yet ruled upon.

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

On December 14, 2020, the Company received a Complaint from one of its note holder, L & H, Inc. (“L&H”) filed in the First Judicial District Court of Nevada, Carson City, , alleging breaches of contract regarding the Company’s failure to repay amounts due or failing to issuing shares upon demand and breach of Implied covenant of good faith and fair dealing in connection with the $110,000 September 10, 2019 Convertible Promissory Note between L&H and the Company. The Complaint seeks an unspecified amount of damages representing the balance of the unconverted debt and penalties. Prior to the Complaint, the Company attempted to negotiate a settlement with L&H. The Company will answer the Complaint and attempt to negotiate a settlement with L&H but cannot assure the outcome of any attempted settlement, or the litigation.

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

Life On Earth, Inc.

Date:February 12, 2021	By:	/s/ Fernando Oswaldo Leonzo
Fernando Oswaldo Leonzo
Principle Financial Officer

39