Form 10-Q
period 2021-02-28
Life On Earth, Inc.
filed 2021-04-14
CIK 1579010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 333-190788

LIFE ON EARTH, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	46-2552550
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

575 Lexington Ave, 4th Floor, New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	OTC QB

Registrant’s telephone number, including area code: (646) 884-9897

Securities registered pursuant to Section 12(g) of the Act: none

Title of each class	Trading Symbol	Name of exchange on which registered
COMMON STOCK, $0.001 par value per share	LFER	OTC Pink

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant’s common stock was 26,083,833 as of April 14, 2021.

Life On Earth, Inc.

Form 10-Q
TABLE OF CONTENTS

Life On Earth, Inc.
Condensed Consolidated Balance Sheets

	February 28,	May 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$65,499	$3,831

Total Assets	$65,499	$3,831

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$2,137,608	$1,833,205
Contingent liability	220,500	57,273
Derivative liability	136,518	146,715
Notes payable - related party	63,118	61,860
Note payable	30,000	—
Convertible notes payable, net of unamortized deferred financing costs of $0 and $99,683 as of February 28, 2021 and May 31, 2020, respectively	2,301,284	2,164,498
Lines of credit	25,302	26,124
Total Liabilities	4,914,330	4,289,675

Commitments and contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
Series A Preferred Stock, 1,200,000 and 1,200,000 shares issued and outstanding as of February 28, 2021 and May 31, 2020, respectively	1,200	1,200
Series B Preferred Stock, 100,000 and 0 shares issued and outstanding as of February 28, 2021 and May 31, 2020, respectively	100	—
Series C Preferred Stock, 150,000 and 0 shares issued and outstanding as of February 28, 2021 and May 31, 2020, respectively	150	—
Common stock, $0.001 par value; 200,000,000 shares authorized,
20,728,833 and 13,081,380 shares issued and outstanding, as of February 28, 2021 and May 31, 2020, respectively	20,729	13,081
Additional paid-in capital	13,217,579	12,901,158
Accumulated deficit	(18,088,589)	(17,201,283)
Total Stockholders' Deficiency	(4,848,831)	(4,285,844)

Total Liabilities and Stockholders' Deficiency	$65,499	$3,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Unaudited Condensed Consolidated Statements of Operations

	For the three months ended		For the nine months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

Sales, net	$—	$11,218	$25,000	$64,407
Cost of goods sold	—	(26,852)	25,335	156,089
Gross profit	—	38,070	(335)	(91,682)

Expenses:
Professional fees	53,421	63,497	233,165	678,407
Officers compensation	—	66,300	—	486,900
Salaries and benefits	—	133,968	16,935	337,569
Other selling, general and administrative	10,174	(29,856)	60,788	96,096
Amortization	—	23,000	—	69,000
Impairment of goodwill	—	—	—	145,000
Impairment of intangible assets	—	—	—	150,000
Total expenses	63,595	256,909	310,888	1,962,972

Loss from operations	(63,595)	(218,839)	(311,223)	(2,054,654)

Other income and (expenses):
Change in fair value of contingent consideration	(103,091)	85,909	(163,227)	325,309
Change in fair value of derivative liability	66,402	92,060	10,197	57,130
Interest and financing costs	(69,821)	(212,358)	(423,053)	(640,833)

Loss from continuing operations	(170,105)	(253,228)	(887,306)	(2,313,048)
Loss on discontinued operations	—	—	—	(80,838)
Gain on disposal of subsidiary	—	893,515	—	893,515

Net loss	(170,105)	640,287	(887,306)	(1,500,371)

Basic and diluted loss per share from continuing operations	$(0.01)	$(0.03)	$(0.04)	$(0.27)
			—
Basic and diluted loss per share on discontinued operations	$—	$—	$—	$(0.01)

Basic and diluted loss per share on disposal of subsidiary	$—	$0.10	$—	$0.10

Basic and diluted weighted average number
of shares outstanding	20,728,833	9,257,005	19,994,255	8,687,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Condensed Consolidated Statements of Stockholders' Deficiency
For the three months ended February 28, 2021
(Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Deficiency

Balance - December 1, 2020	1,200,000	$1,200	100,000	$100	—	$—	20,728,833	$20,729	$13,067,729	$(17,918,484)	$(4,828,726)

Sale of Series C preferred shares					150,000	150			149,850		150,000
Net loss										(170,105)	(170,105)

Balance - February 28, 2021	1,200,000	$1,200	100,000	$100	150,000	$150	20,728,833	$20,729	$13,217,579	$(18,088,589)	$(4,848,831)

Life On Earth, Inc.
Condensed Consolidated Statements of Stockholders' Deficiency
For the nine months ended February 28, 2021
(Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Deficiency

Balance - June 1, 2020	1,200,000	$1,200	—	$—	—	$—	13,081,380	$13,081	$12,901,158	$(17,201,283)	$(4,285,844)

Sale of Series B preferred shares			100,000	100					99,900		100,000
Sale of Series C preferred shares					150,000	150			149,850		150,000
Issuance of common shares for convertible debt							7,647,453	7,648	66,671		74,319
Net loss										(887,306)	(887,306)

Balance - February 28, 2021	1,200,000	$1,200	100,000	$100	150,000	$150	20,728,833	$20,729	$13,217,579	$(18,088,589)	$(4,848,831)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Consolidated Statements of Stockholders' Deficiency
For the three months ended February 29, 2020
(Unaudited)
	Common Stock		Series A Preferred		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Deficiency
Balance - December 1, 2019	9,004,014	$9,003	1,200,000	$1,200	$12,727,491	$(17,016,035)	$(4,278,341)

Issuance of common shares for convertible debt	307,692	308			19,692		20,000

Net income						640,287	640,287

Balance - February 29, 2020	9,311,706	$9,311	1,200,000	$1,200	$12,747,183	$(16,375,748)	$(3,618,054)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Consolidated Statements of Stockholders' Deficiency
For the nine months ended February 29, 2020
(Unaudited)
	Series A Preferred		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Deficiency

Balance - June 1, 2019	1,200,000	$1,200	8,042,075	$8,042	$12,115,863	$(14,875,377)	$(2,750,272)
Issuance of common shares for services			943,374	943	666,095		667,038

Issuance of common shares for sale of subsidiary			78,398	78	62,640		62,718

Issuance of common shares for deferred financing costs			64,500	65	19,668		19,733

Issuance of common shares for convertible debt			474,359	474	144,526		145,000

Common shares retired and cancelled			(291,000)	(291)	(261,609)		(261,900)

Net loss						(1,500,371)	(1,500,371)

Balance - February 29, 2020	1,200,000	$1,200	9,311,706	$9,311	$12,747,183	$(16,375,748)	$(3,618,054)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the nine months ended
	February 28, 2021	February 29, 2020

Cash Flows From Operating Activities
Net loss	$(887,306)	$(1,500,371)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	—	482,153
Depreciation and amortization	—	69,000
Goodwill impairment	—	145,000
Impairment of intangible assets	—	150,000
Provision for obsolete and excess inventory	—	77,765
Amortization of interest and financing costs	211,105	430,805
Share based finance costs	—	67,194
Provision for bad debts	25,990	(39,693)
Change in fair value of contingent liability	163,227	(325,309)
Change in fair value of derivative liability	(10,197)	—
Disposal of discontinued subsidiary	—	(811,383)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(25,990)	53,421
Inventory	—	118,894
Prepaid expenses and other current assets	—	77
Increase (decrease) in:
Accounts payable, accrued expenses and contingent liability	305,661	595,763
Cash used by operating activities	(217,510)	(486,684)

Cash Flows From Financing Activities
Repayment of notes payable	—	(54,042)
Proceeds from notes payable	30,000	—
Proceeds from lines of credit, net of financing costs	6,268	55,000
Payment of lines of credit	(7,090)	(64,833)
Proceeds from convertible notes payable, net of financing costs	—	409,240
Repayment of convertible notes payable	—	(6,000)
Proceeds from sale of Series B preferred stock	100,000	—
Proceeds from sale of Series C preferred stock	150,000	—
Cash (used)/provided by financing activities	279,178	339,365

Net Increase (decrease) in Cash and Cash Equivalents	$61,668	$(147,319)

Cash and Cash Equivalents - beginning	3,831	156,156

Cash and Cash Equivalents - end	$65,499	$8,837

Supplemental Disclosures of Cash Flow Information
Noncash investing and financing activities:
Derivative liability associated with convertible debt	$136,518	$90,859

Common stock issued to satisfy accounts payable and accrued expenses	$—	$184,885

Common stock issued for convertible debt	$74,319	$145,000

Common stock issued with convertible debt as financing fee	$—	$19,733

Common stock issued for sale of subsidiary	$—	$62,718

The accompanying notes are an integral part of these condensed consolidated financial statements. 7

Life On Earth, Inc.

Notes to Condensed Consolidated Financial Statements

February 28, 2021

(Unaudited)

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

Life On Earth, Inc. was a brand accelerator and incubator focused on building and scaling concepts in the natural Consumer Packaged Goods (CPG) category but recently announced its change in business model to that of a software development and cloud enterprise company.

The accompanying consolidated financial statements include the financial statements of the Company’s wholly owned subsidiaries, Victoria’s Kitchen, LLC (“VK”) and The Chill Group, LLC (“JC”) as well as activities in the software development industry.

On June 21, 2019, the Company made the determination to shut down and discontinue its direct distribution operations namely that of its Energy Source Distributors, Inc. (“ESD”) and focus primarily on its branded portfolio. Effective November 4, 2019, ESD filed for Chapter 7 bankruptcy protection. On December 11, 2019, the Company received a final decree from the United States Bankruptcy Court ruling that a Chapter 7 bankruptcy estate for ESD had been fully administered. The results of operations of ESD for the years ended May 31, 2020 and 2019 are included herein as discontinued operations in the financial statements. The Company has recognized a gain on the disposal of ESD in the amount of $893,515 for the year ended May 31, 2020.

On October 3, 2019, the Company announced its intention to expand its business as a Consumer-Packaged Goods (“CPG”) Company, and on November 2020 it has determine to pursue a change in business strategy to include the software, cloud enterprise and IoT space of the technology industry. The Company decided to pursue businesses in the software industry because it believed that it is where it would find better opportunities for its shareholders. LFER was incorporated in Delaware in April 2013 and acquired VK in October 2017, and JC in August 2018. The Company currently owns those brands though it does not currently market and sell those beverages through third party distributors although it still receives inquiries for its products primarily through online sales.

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

Reverse Stock Split

On November 11, 2019, the Company’s Board of Directors (the “Board”) and a majority of voting shareholders approved a reverse stock split at a ratio of one-for-five shares of common stock, without changing the par value, rights, terms, conditions, and limitations of such shares of common stock, (the “Reverse Stock Split”). The Reverse Stock Split became effective on March 25, 2020, pursuant to approval from the Financial Industry Regulatory Authority (“FINRA”), whereupon the shares of our common stock began trading on a split adjusted basis. All share and per share information has been retroactively adjusted to reflect the impact of this reverse stock split.

Net Loss Per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As of February 28, 2021, and May 31, 2020, warrants and convertible notes payable could be converted into approximately 5,638,000 and 2,779,000 shares of common stock, respectively.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of February 28, 2021 and does not expect this to change significantly over the next 12 months.

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

At February 28, 2021 and May 31, 2020, the Company had cash and cash equivalents of $65,499 and $3,831 respectively. At February 28, 2021 and May 31, 2020, cash equivalents were comprised of funds in checking accounts, savings accounts and money market funds.

Accounts Receivable

Our accounts receivable balance primarily includes balances from trade sales to distributors and retail customers. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible, are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. Provisions for obsolete or excess inventory are recorded as cost of goods sold. As of February 28, 2021 and May 31, 2020, the allowance for doubtful accounts was $59,356 and $33,356, respectively.

Inventory

Inventory consists of finished goods and raw material which are stated at the lower of cost (first-in, first-out) and net realizable value and include adjustments for estimated obsolete or excess inventory. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. During the year ended May 31, 2020, the Company recorded and provision for obsolete and excess inventory of $96,000, which was recorded as cost of goods sold. As of February28, 2021 and May 31, 2020, there was approximately $0 and $0 of inventory on hand, respectively.

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

Advertising

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to approximately $2,566 and $36,642 for the nine months ended February 28, 2021 and February 29, 2020, respectively.

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

Recent Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-2, "Leases" (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU requires organizations that lease assets, such as real estate and manufacturing equipment, to recognize assets and liabilities on their balance sheets for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU also requires disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU became effective for public entities beginning the first quarter 2019. During 2019 the Company sold the Giant Beverage Company which resulted in elimination of the company’s lease obligation related to that operation. The remaining lease obligation related to Energy Source Distributors which was terminated on July 31, 2019 reducing the remaining terms of the lease to 2 months. The Company has adopted ASU 2016-2 Leases which did not have material impact on Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses (“ASU 2016-13”), which changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU became effective for fiscal years beginning after December 15, 2019. and must be adopted using a modified retrospective transition approach. The adoption of ASU 2016-13 did not have a material impact on Company’s financial statements.

In January 2017, the FASB issued an update to the accounting guidance to simplify the testing for goodwill impairment. The update removes the requirement to determine the implied fair value of goodwill to measure the amount of impairment loss, if any, under the second step of the current goodwill impairment test. A company will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of the goodwill. The guidance is effective prospectively for public business entities for annual reporting periods beginning after December 15, 2019. This standard took effect in the Company’s first quarter (August 2020) of our fiscal year ending May 31, 2021. The adoption of this new guidance did not have a material impact on our financial statements.

In November 2018, the FASB issued new guidance to clarify the interaction between the authoritative guidance for collaborative arrangements and revenue from contracts with customers. The new guidance clarifies that, when the collaborative arrangement participant is a customer in the context of a unit-of-account, revenue from contracts with customers guidance should be applied, adds unit-of-account guidance to collaborative arrangements guidance, and requires, that in a transaction with a collaborative arrangement participant who is not a customer, presenting the transaction together with revenue recognized under contracts with customers is precluded. The Company does not have any collaborative arrangements or revenue from contracts and therefore Topic 808 does not have a material impact on our consolidated financial statements.

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

The Company has incurred losses from inception of approximately $18,100,000, has a working capital deficiency of approximately $4,800,000 and a net capital deficiency of approximately $4,800,000, which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. As of February 28, 2021, the Company did not have sufficient cash on hand to fund operations for the next 12 months. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and receive additional loans from third parties and related parties. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

Sales and Accounts Receivable

During the three months ended February 28, 2021, the Company recorded no customer sales. During the nine months ended February 28, 2021, sales to 1 customer accounted for approximately 100% of the Company’s net sales.

During the nine months ended February 29, 2020, sales to 5 customers accounted for approximately 87% of the Company’s net sales. These five customers accounted for 38%, 13%, 12%, 12% and 12% of the Company’s net sales, respectively.

During the three months ended February 29, 2020, sales to 1 customer accounted for approximately 100% of the Company’s net sales.

Three customers accounted for approximately 68% of the Company’s accounts receivable as of February 28, 2021. These three customers accounted for 44%, 13%, and 11% of the Company’s accounts receivable, respectively.

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

The carrying value of our contingent liability approximated the fair value as of February 28, 2021 in considering Level 1 inputs within the hierarchy.

The carrying value of our derivative liability as of February 28, 2021 approximated the fair value in considering Level 3 inputs within the hierarchy. The Company’s derivative liability is measured at fair value using the Black Scholes valuation methodology.

For the nine months ended February 28, 2021 the following inputs were utilized to derive the fair value of our derivative liability:

February 28,
2021
Risk free interest rate	0.05%
Expected dividend yield	0
Expected term (in years)	1
Expected volatility	18.25%

The following tables set forth by level, within the fair value hierarchy, the Company’s financial instruments carried at fair value as of February 28, 2021 and May 31, 2020:

	February 28, 2021
	Level 1	Level 2	Level 3	Total
Contingent liability	$220,500	$—	$—	$220,500
Derivative liability	—	—	136,518	136,518
Total	$220,500	$—	$136,518	$357,018

	May 31, 2020
	Level 1	Level 2	Level 3	Total
Contingent liability	$57,273	$—	$—	$57,273
Derivative liability	—	—	146,715	146,715
Total	$57,273	$—	$146,715	$203,988

Note 5 – ESD DISCONTINUED OPERATIONS

On June 21, 2019 the Company shut down the ESD operation to further concentrate its efforts and available resources on its core brands it acquired. On November 4, 2019, ESD filed for Chapter 7 bankruptcy protection. On December 11, 2019, the Company received a final decree from the United States Bankruptcy Court that a Chapter 7 bankruptcy estate for ESD had been fully administered. As a result, the Company discharged approximately $851,000 in accounts payable and accrued expenses and recorded a gain on the disposal of discontinued subsidiary in the amount of $893,000 during the year ended May 31, 2020.

Accordingly, the results of operations for ESD have been reclassed to discontinued operations for the three and nine months ended February 29, 2020. The Company recognized a loss from discontinued operations of $80,838 for the three and nine months ended February 29, 2020, related to the ESD operations.

Below are the results from discontinued operations for the ended February 28, 2021 and February 29, 2020 for ESD:

	For the three months ended February 28,	For the three months ended February 29,	For the nine months ended February 28,	For the nine months ended February 29,
	2021	2020	2021	2020
Sales, net	$—	$—	$—	$5,911
Cost of goods sold	—	—	—	16,303
Gross profit	—	—	—	(10,392)
Operating expenses	—	—	—	33,321
Loss from operations	—	—	—	(43,713)
Other expenses:
Interest and finance costs	—	—	—	(8,075)
Loss on sale of fixed assets	—	—	—	(29,050)
Net loss	$—	$—	$—	$(80,838)

The table below summarizes the net liabilities of the discontinued operations of ESD that were discharged during the nine months ended February 29, 2020:

Liabilities
Accounts payable and accrued expenses	$851,481
Lines of credit	42,034
Total Liabilities	$893,515

Note 6 – JCG ACQUISITION

To support the Company’s strategic initiatives, the Company acquired JCG and the JCG brands.

Effective August 2, 2018, the Company entered into an agreement (the “JCG Agreement”) to acquire all of the outstanding stock of JCG in exchange for 327,293 shares of the Company’s restricted common stock valued at $1.95 per share for a total value of approximately $638,000. If these shares are trading below $1.50 after August 2, 2019, the Company would be required to issue additional shares so that the value of the 327,293 shares plus these additional shares, with a floor price of $1.00, will be equal to $900,000. On August 2, 2019, the 12-month anniversary of the acquisition of JCG the Company determined that the Company’s stock price closed below the contractual floor for remeasurement of the purchase consideration and additional consideration was due to the sellers. During the year ended May 31,2019, the Company accrued approximately $383,000 to reflect the fair value of the contingent consideration related to the acquisition. During the three months ended February 28, 2021, the Company recorded an other in the amount of $103,091 expense for the change in the fair value of the contingent liability, and during the three months ended February 29, 2020, the Company recorded the other income of $85,900 for the change in the fair value of the contingent liability, respectively. As of February 28, 2021,The contingent shares have not been issued.

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

The intangibles relate to trademarks and copyrights acquired in the JC acquisition and are being amortized over a 5-year period. During the three and nine months ended February 28, 2021 the Company recorded amortization expense of $0 and $0, respectively, related to the JC intangibles. During the three and nine months ended February 29, 2020 the Company recorded amortization expense of $0 and $145,000, respectively, related to the JC intangibles. The Company recorded an impairment charge of $725,000 against the intangibles recorded related to the acquisition of JCG during the year ended May 31, 2019 and recorded an impairment charge of $299,000 during the year ended May 31, 2020. The balance of the intangibles related to the JC acquisition as of February 28, 2021 was $0.

Note 7 – INTANGIBLE ASSETS

Intangible assets as of February 28, 2021 and May 31, 2020 were as follows:

	February 28, 2021	May 31, 2020
Intangible assets:
Trademarks and copyrights	$—	$460,000

Less: accumulated amortization:
Trademarks and copyrights (1)	—	161,000
Less: Impairment	—	299,000
Net book value at the end of the year	$—	$—

_________

(1)	is net of amortization of intangible assets related to the ESD acquisition which have been reclassified to discontinued operations as of May 31, 2020 on the condensed consolidated balance sheet.

Amortization expense for the three and nine months ended February 28, 2021 was $0 and $0, respectively. Amortization expense for the three and nine months ended February 29, 2020 was $23,000 and $69,000, respectively.

Note 8 - GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from VK. The changes in the carrying amount of goodwill for the nine months ended February 28, 2021 and the year ended May 31, 2020 were as follows:

	February 28, 2021	May 31, 2020

Balance – beginning	$—	$195,000
Less-impairment	—	195,000

Balance – end	$—	$—

Goodwill resulting from the business acquisitions has been allocated to the financial records of the acquired entity.

Note 9 – NOTES PAYABLE – RELATED PARTY

The following table summarizes the Company’s Note Payable – Related Parties as of February 28, 2021:

Issue Date	Maturity Date	Interest Rate	Original Amount	Accumulated Payments as of February 28, 2021	Accumulated Accrued interest as of February 28, 2021	Balance February 28, 2021

1/23/2019	3/1/2020	20%	$10,000	$—	$4,211	$14,211

1/28/2020	1/28/2021	20%	$8,200	$—	$1,788	$9,988

2/20/2020	2/19/2021	5%	$45,169	$8,300	$2,050	$38,919

						$63,118

The following table summarizes the Company’s Note Payable – Related Parties as of May 31, 2020:

Issue Date	Maturity Date	Interest Rate	Original Amount	Accumulated Payments as of May 31, 2020	Accumulated Accrued interest as of May 31, 2020	Balance May 31, 2020

1/23/2019	3/1/2020	20.0%	$10,000	$—	$2,707	$12,707

1/28/2020	1/28/2021	20.0%	$8,200	$—	$557	$8,757

2/20/2020	2/19/2021	5.0%	$45,169	$5,300	$527	$40,396

						$61,860

On January 23, 2019, ESD issued a demand note in the amount of $10,000 to a related party. The note is unsecured, bears interest at an annual rate of 20% and had an original maturity date of March 1, 2019. On March 12, 2019, the obligations due under the terms of the note were assigned to the Company. The maturity date on the note has been extended to March 1, 2020. During the three and nine months ended February 28, 2021 the Company recorded interest expense of $500 and $1,504, respectively. During the three and nine months ended February 29, 2020, the Company recorded interest expense of $500 and $1,500, respectively. Accrued interest on the note on February 29, 2021 amounted to $4,211.

On January 28, 2020, the Company issued a demand note in the amount of $8,200 to a related party. The note is unsecured, bears interest at an annual rate of 20% and has maturity date of January 28, 2021. During the three and nine months ended February 28, 2021 the Company recorded interest expense of $410 and $1,231, respectively. During the three and nine months ended February 29, 2020, the Company recorded interest expense of $144 and $144, respectively. Accrued interest on the note on February 29, 2021 amounted to $1,788.

Prior to ESD’s bankruptcy declaration, ESD became indebted to certain creditors in the total amount of $45,169 which indebtedness was personally guaranteed by Fernando Leonzo, the Company’s then CEO. The debt was not protected under the ESD bankruptcy. On February 20, 2020, the Company and Fernando Leonzo entered into an agreement under which Fernando Leonzo would discharge the indebtedness personally and directly and the Company would pay Fernando Leonzo, $3,000 per month beginning on February 21, 2020 until such time that the indebtedness is fully discharged. Interest will accrue at an annual rate of 5% on any monthly payments not made by the 21st of the month. On January 12, 2021 the Company paid $1,000; on February 12, 2021 the Company paid $2,000; on February 21, 2020, the Company paid $3,000 and on March 26, 2020 the Company paid $2,300 to Fernando Leonzo in accordance with this agreement. During the three and nine months ended February 28, 2021 the Company recorded interest expense of $504 and $1,523, respectively. During the three and nine months ended February 29, 2020, the Company recorded interest expense of $0 and $0, respectively. Accrued interest on the note on February 29, 2021 amounted to $2,050.

Note 10 – NOTE PAYABLE

On September 15, 2020, the Company issued a Note in the principal amount of $30,000 which had a maturity date of December 15, 2020. The Note does not bear interest.

Note 11 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the Company’s convertible notes payable as of February 28, 2021 and May 31, 2020:

	February 28, 2021			May 31, 2020
	Unamortized deferred finance costs and original issue discount	Principal	Net	Unamortized deferred finance costs and original issue discount	Principal	Net
2017 NPA Notes	—	737,500	737,500	—	737,500	737,500
The 2nd Note Offering	—	355,000	355,000	—	355,000	355,000
2020 Note Issuances	—	441,400	441,400	83,277	504,300	421,023
2019 Notes	—	767,384	767,384	16,406	667,381	650,975
	$—	$2,301,284	$2,301,284	$99,683	$2,264,181	$2,164,498

As of February 28, 2021, 19 convertible notes with principal amounts aggregating $2,263,284 have passed their maturity date, of which, one convertible note with a principal of $100,000 is in default as the holder has submitted a request for payment and declared in default by the note holder.

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

On January 26, 2018, the Company entered into an NPA, pursuant to which the Company issued a Note in the amount of $125,000 (the “Note Purchase”). The Note bears interest at 7% per annum and had an original maturity date of January 26, 2019. In connection with the NPA, the Company and the Purchaser also entered into a Side Letter, pursuant to which, as additional consideration for the NPA, the Company agreed to (i) pay to the Purchaser, the first $125,000 in cash proceeds received by the Company in connection with a NPA from third parties unaffiliated with the Purchaser (the “Cash Payment”) shall be used to reduce the amount due to the Purchaser under the $175K Note, and (ii), with certain exceptions, not issue any shares of common stock or other securities convertible into shares of common stock unless and until the Cash Payment has been made in full. In January 2019, the $125,000 note which was issued on January 26, 2018 plus accrued and unpaid interest amounting to $8,654 was converted into 178,205 shares of the Company’s common stock at $0.75 per share. As of May 31, 2020, and May 31, 2019, the outstanding balance was $0, respectively.

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

The Company recorded interest expense of $12,729 and $38,613 for three and nine months ended February 28, 2021, respectively. The Company recorded interest expense of $12,906 and $25,813 for three and nine months ended February 29, 2020, respectively. The total amount of accrued and unpaid interest expense on the NPA as of February 28, 2021 and May 31, 2020 was $146,247 and $107,635, respectively. As of February 28, 2021, and May 31, 2020, the outstanding balance was $737,500 and 737,500, respectively.

The Second Note offering

In May 2018, the Company offered an NPA, in the aggregate amount of up to $500,000 (the “2nd Note Offering”) and, as of February 28, 2021, issued secured convertible promissory notes to eighteen (18) investors under the terms of the 2nd Note Offering in the aggregate amount of $830,000.

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

During the year ended May 31, 2020, one (1) investor converted $100,000 of notes plus $10,088 of interest into 166,667 shares of common stock at $0.75 per share. As a result of this transaction, the Company recorded a finance cost of $14,917. During the year ended May 31, 2019, 13 investors converted an aggregate amount of $375,000 of notes issued under the 2nd Note Offering plus accrued and unpaid interest of $12,483 into 258,322 shares of the Company’s common stock at $1.50 per share.

The Company recorded interest expense of $6,448 and $19,559 for three and nine months ended February 28, 2021, respectively. The Company recorded interest expense of $6,520 and $19,630 for three and nine months ended February 29, 2020, respectively. The total amount of accrued and unpaid interest expense on the NPA as of February 28, 2021 and May 31, 2020 was $66,028 and $46,469, respectively. As of February 28, 2021 and May 31, 2020 the outstanding balance was $355,000 and $355,000, respectively.

The 2020 Notes

On September 10, 2019, the Company issued a Convertible Promissory Note, in the principal amount of $110,000 which matures on September 9, 2020. The note bears interest at an annual rate of 10% and is due on maturity. The note was issued with a 10% original issue discount. On or after the maturity date, the note may be converted into the Company’s common stock at a conversion price equal to $0.75 per share or 70% of the average closing price on the primary trading market on which the Company’s common stock is quoted for the last thirty (30) trading days immediately prior to but not including the conversion date, whichever is lower (the “Conversion Price”). Upon the occurrence of any Event of Default, as defined by the note, then the conversion price shall be reduced to a price of $0.60 per share or 56% of the average closing price on the primary trading market on which the Company’s common stock is quoted for the last thirty (30) trading days, whichever is lower. As additional consideration for the funding of the note, the Company has issued an aggregate of 33,000 restricted shares of the Company’s common stock as of the date of the note at $0.54 per share. As a result of this transaction, the Company recorded deferred finance costs totaling $28,820, which is being amortized over the life of the note, of which $0 and $10,808 was amortized during the three and nine months ended February 28, 2021, respectively, and, $6,004 and $12,008 was amortized during the three and nine months ended February 29, 2020, respectively. The Company received a notice of default and breach of contract notice from the Note Holder. The default annual interest rate is 20%. The Company recorded interest expense of $12,838 and $18,353 during the three and nine months ended February 28,2021, respectively, and, the Company recorded interest expense of $2,743 and $5,184 during the three and nine months ended February 29, 2020, respectively. As of February 28, 2021 and May 31, 2020, the outstanding balance was $110,000 and $110,000, respectively.

On December 14, 2020, the Company received a Complaint from the note holder, L & H, Inc. (“L&H”) filed in the First Judicial District Court of Nevada, Carson City, alleging breaches of contract regarding the Company’s failure to repay amounts due or failing to issuing shares upon demand and breach of implied covenant of good faith and fair dealing in connection with the $110,000 September 10, 2019 Convertible Promissory Note between L&H and the Company. The Complaint seeks an unspecified amount of damages representing the balance of the unconverted debt and penalties. Prior to the Complaint, the Company attempted to negotiate a settlement with L&H. The Company will answer the Complaint and attempt to negotiate a settlement with L&H but cannot assure the outcome of any attempted settlement, or the litigation.

On September 23, 2019, the Company issued a 10% Convertible Redeemable Note, in the principal amount of $287,500 which matures on September 23, 2020. The note bears interest at an annual rate of 10% and is due on maturity but may be paid during the term of the note in Company common stock. Any portion of the principal amount note may be converted into the Company’s common stock at a conversion price equal to 60% of average of 2 lowest closing days with 15-day lookback, based on conversion notice date. The proceeds of the note were reduced by $37,500 to pay for management fees and legal services. As a result of this transaction, the Company recorded a derivative liability of $122,174 and a deferred finance costs totaling $159,674, which is being amortized over the life of the note, of which $0 and $33,265 was amortized during the three months ended February 28, 2021 and February 29, 2020, respectively, and, $59,879 and $66,530 was amortized during the nine months ended February 28, 2021 and February 29, 2020, respectively. Also, the Company recorded a change in the fair value of the derivative liability of ($54,961) and $6,108 during the three and nine months ended February 29, 2021. The Company recorded interest expense of $6,811 and $19,786 during the three and nine months ended February 28, 2021, respectively. The Company recorded interest expense of $7,168 and $12,524 during the three and nine months ended February 29, 2020, respectively. On May 28, 2020, the note holder converted $6,500 of principal and $438 of accrued interest into 564,072 shares of the Company’s common stock at $0.0123 per share, and, on June 15, 2020, the note holder converted $5,500 of principal into 666,590 shares of the Company’s common stock at $0.0103 per share. As of February 28, 2021, and May 31, 2020, the outstanding balance was $275,500 and $281,000, respectively.

On October 25, 2019, the Company issued a Convertible Promissory Note, in the principal amount of $68,000 which matures on October 25, 2020. Under the terms of the Note, in the event of a default, the principal amount of the note shall increase by 150%. Because the Company failed to timely deliver shares of its common stock to the Note Holder upon receipt of the Note Holder’s notice of exercise of conversion, the note was placed in default. As a result, the Company recorded a finance expense of $34,000 during the year ended May 31, 2020. The note bears interest at an annual rate of 10% and is due on maturity. Any portion of the principal amount note may be converted into the Company’s common stock at a conversion price equal to 65% of average of 2 lowest closing days with a 15-day lookback based on the conversion notice date. The proceeds of the note were reduced by $7,760 to pay for management fees and legal services. As a result of this transaction, the Company recorded a derivative liability of $25,815 and deferred finance costs totaling $33,575, which is being amortized over the life of the note, of which $0 and $12,590 was amortized during the three and nine months ended February 28, 2021, respectively, and, $6,995 and $13,990 was amortized during the three and nine months ended February 29, 2020, respectively. The Company also recorded a change in the fair value of the derivative liability of ($3,868) and ($20,620) during the three and nine months ended February 18, 2021. The Company recorded interest expense of $1,113 and $1,722 during the three and nine months ended February 28, 2021, respectively, and, $1,695 and $2,366 during the three and nine months ended February 29, 2020, respectively. During the nine months ended February 28, 2021, the note holder converted $57,400 of principal into an aggregate of 5,407,042 shares of the Company’s common stock at conversion prices ranging from $0.0101-$0.0121 per share. During the year ended May 31, 2020, the note holder converted $26,700 of principal into an aggregate of 2,438,112 shares of the Company’s common stock at conversion prices ranging from $0.0069-$0.0136 per share. As of February 28, 2021, and May 31, 2020, the outstanding balance was $17,900 and $41,300, respectively. On March 23, 2021, the Company and the note holder reached a settlement and, as of that date, The Company no longer owes the note holder any further consideration.

On March 5, 2020, the Company issued a Convertible Promissory Note, in the principal amount of $38,000 which matures on March 5, 2021. The note bears interest at an annual rate of 10% and is due on maturity. After 180 days of the issuance of the Note, the note may be converted into the Company’s common stock at a conversion price equal to 61% of the average closing price on the primary trading market on which the Company’s common stock is quoted for the last twenty (20) trading days immediately prior to but not including the conversion date. As a result of this transaction, the Company recorded a derivative liability of $7,637 during the year ended May 31, 2020 and the Company recorded a change in the fair value of the derivative liability of ($7,573) and $4,315 during the three and nine months ended February 28, 2021, respectively. The Company recorded interest expense of $937 and $2,842 during the three and nine months ended February 28, 2021, respectively. As of February 28, 2021, and May 31, 2020, the outstanding balance was $38,000 and $38.000, respectively. On March 23, 2021, the Company and the note holder reached a settlement and, as of that date, the Company no longer owes the note holder any further consideration.

The 2019 Notes

On October 29, 2018, the Company issued a Secured Promissory Note (“SPN”), in the principal amount of $131,250 which had an original maturity date of November 15, 2019. The SPN does not bear interest. The SPN was issued with a 5% original issue discount. Under the terms of the Note, the Company shall repay the SPN note holder in 12 equal monthly installments of $10,938 beginning December 15, 2018. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 20,000 restricted shares of the Company’s common stock as of the date of the SPN at $1.60 per share and is obligated to issue an additional 20,000 shares, 180 days from the date of the SPN and an additional 20,000 shares, 270 days from the date of the SPN. As a result of this transaction, the Company recorded a deferred finance cost of $102,250, which is being amortized over the life of the SPN. On November 29, 2019, the maturity date of the note was extended to November 15, 2020. All other terms of the note remain the same. In consideration for the extension of the maturity date, the Company issued 131,250 shares of the Company’s restricted common stock, at $0.25 per share, the closing market price per share. As a result, the Company has recorded an additional deferred finance cost of $32,813. During the three months ended February 28, 2021 and February 29, 2020, the Company recorded amortization of deferred finance costs of $0 and $8,203 respectively. During the nine months ended February 28, 2021 and February 29, 2020, the Company recorded amortization of deferred finance costs of $16,406 and $50,313, respectively. As of February 28, 2021, the Company had not paid any of the monthly installments

On February 27, 2019, the Company issued a Secured Note (“SN”), in the principal amount of $312,500 which had an original maturity date of February 27, 2020. The SN does not bear interest. The SN was issued with a 20% original issue discount. Under the terms of the SN, the Company shall repay the SN note holder in 12 equal monthly installments of $26,042, beginning in March 2019. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 50,000 restricted shares of the Company’s common stock as of the date of the SN at $2.0495, and the Company recorded a charge to finance expense in the amount of $102,475. In addition, as a result of this transaction, the Company recorded a deferred finance cost of $62,500, which has been fully amortized as of May 31, 2020.

On December 23, 2019, the Company and a Note Holder agreed to amend the Secured Note dated February 27, 2019 because of three amortization payment failures that have occurred since the original date of the Secured Note.

As a result of the amendment, (1) the Company shall issue 50,000 restricted common stock shares to the Note Holder; (2) Through January 31, 2020 (the “30 Day Period), the Note Holder will not issue any notices, demands, or otherwise or file any lawsuits regarding any alleged breach of the Secured Note or the SPA; (3) During the 30 Day Period, the Note Holder shall have the right to convert up to $39,063 (which amount equals the Monthly Principal Amortization Amount, as defined in the Secured Note times 1.5 (plus a conversion fee of $750 for each conversion amount) at a conversion price of $0.10 per share; (4) The Company shall bring the Note current during the 30 Day Period; (5) Should the Company fail to bring the Note current within the 30 Day Period, the Note Holder may elect to exercise its conversion rights for an additional 30 day period of between January 31, 2020 to February 28, 2020 (the “Second 30 Day Period”) as a follow on conversion after the 30 Day Period for the principal amount equal to or greater than $39,063, each such conversion of which shall reduce the principal amount then owed; and, (6) Should the Note Holder elect to proceed with the Second 30 Day Period, the Note Holder agrees to extend the Forbearance for the Second 30 Day Period. As of February 28, 2021, the 50,000 shares of restricted common stock have not been issued, and, the Note Holder has not exercised his conversion rights. In October 2020, the Company received notice from the Note Holder that, under the terms of the Note, the Note Holder is entitled to default principal and fees aggregating $111,422, which has been recorded as a finance expense during the three and nine months ended February 28, 2021. During the three and nine months ended February 28, 2021, the Company recorded interest expense on the note of $11,472 and $65,614.

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

Since execution date of the 2-SN, the Company made two scheduled payments aggregating $52,083. On October 30, 2019, in order to avoid default under the note for any further missed payments, the Company and the 2-SN note holder have agreed to a series of amendments to the 2-SN which, (i) increase the principal due under the 2-SN by a total of $55,000, which has been recorded as a finance cost during the year ended February 28, 2021, (ii) the Company paid $28,000, and (iii) the Company shall repay the remaining unpaid principal due on the 2-SN note in 7 equal monthly installments of $41,059 beginning on November 30, 2019. As of February 28, 2021, the Company has not made an installment payment. The series of amendments to the 2-SN was treated as an extinguishment of the old 2-SN and an issuance of a new 2-SN. As a result of the extinguishment of the old 2-S, the Company has recorded an additional charge to finance expense in the amount of $19,121, during the year ended May 31, 2020, the amount of which represents the remaining balance of the unamortized 20% original issue discount as of October 30, 2019, the date of the most recent amendment.

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

During the three and nine months ended February 28, 2021, the Company recorded interest expense on the note of $10,136 and $26,803.

On May 16, 2019, the Company issued a Second Secured Promissory Note (“2-SPN”), in the principal amount of $75,000 which had an original maturity date of February 16, 2020. The 2-SPN bears interest at an annual rate of 7% and is due on maturity. As additional consideration for the funding of the 2-SPN, the Company has issued an aggregate of 7,500 restricted shares of the Company’s common stock as of the date of the 2-SPN at $2.00 per share and is obligated to issue an additional 7,500 shares, 180 days from the date of the 2-SPN and an additional 7,500 shares, at maturity. The Company recorded interest expense of $1,295 and $3,927 during the three and nine months ended February 28, 2021, respectively. The Company recorded interest expense of $1,309 and $4,157 during the three and nine months ended February 29, 2020, respectively. As a result of this transaction, the Company recorded a deferred finance cost of $60,679, all of which has been amortized over the life of the 2-SPN, as of May 31, 2020.

As of February 28, 2021, future principal payments of the convertible notes payable were approximately as follows:

For the twelve months ending February 28,

2022	$2,301,284

Note 12 – LINES OF CREDIT

In April 2017, the Company entered into three credit lines with a small business lender that allows the Company to borrow up to $35,000 and bears interest at 6% per annum. The facilities require monthly payments of principal and interest. On February 28, 2021 the aggregate outstanding balance was $25,302. On May 31, 2020 the aggregate outstanding balance was $26,124.

Note 13 – CAPITAL STOCK

As of February 28, 2021, the authorized common stock of the Company was 200,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. On February 28, 2021 and May 31, 2020, respectively, there were 1,200,000 shares of Series A preferred stock outstanding; on February 28, 2021 and May 31, 2020, respectively, there were 100,000 shares of Series B preferred stock outstanding; and, on February 28, 2021 and May 31, 2020, respectively, there were 150,000 shares of Series C preferred stock outstanding.

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

Series A Preferred Stock

The Series A Preferred Stock has the following rights and privileges:

Voting – One share of Series A Preferred Stock has the equivalent voting rights as 50 shares of common stock.

Preferred Shares Series A	February 28, 2021
Shares Outstanding
Fernando Oswaldo Leonzo	600,000
Robert Gunther	300,000
Jerry Gruenbaum	100,000
John Romagosa	200,000
Total	1,200,000

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

In June 2020, the Company issued 100,000 Series B Preferred Shares, 50,000 Shares each to two unrelated third parties for an aggregate amount of $100,000. On January 20, 2021, John Romagosa purchased 25,000 shares from an original owner in a private transaction. During the three and nine months ended February 28, 2021, the Company recorded an accrued dividend of $2,500 and $7,250 which has recorded as interest and financing costs in the accompanying condensed consolidated statements of operations. There were no Series B Preferred Share issued or outstanding on May 31, 2020.

The number of Preferred Series B shares outstanding as of February 28, 2021 were:
Holder	Number of Shares
J.Craig Holding Corp.	50,000
Axon Capital Management, Inc.	25,000
John Romagosa	25,000
Total	100,000

Series C Preferred Stock

Holders of Series C Preferred Shares have the following rights and privileges:

Voting - The Series C Preferred Shares shall have no voting rights.

Conversion - The holders of Series C Preferred Shares shall have the rights to convert their Series C Preferred Shares into Common Stock shares, once, no sooner than the sixth month anniversary after the Closing of the Offering.

The number of Preferred Series C shares outstanding as of February 28, 2021 were:
Holder	Number of Shares
Dr. Anshu Sharma, M.D.	150,000
Total	150,000

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

 Shares of common stock issued for services

The Company issues shares of common stock in exchange for financing and services provided by select individuals and or vendors. During the nine months ended February 28, 2021 and February 29, 2020 the Company issued 7,647,453 and 1,560,631 shares, respectively. During the nine months ended February 29, 2020, the Company retired and cancelled 291,000 common shares.

Warrants

Warrants outstanding

		9 months ended February 28, 2021		9 months ended February 29, 2020
		Weighted		Weighted
		Average		Average
	Warrants	Exercise price	Warrants	Exercise price
Exercisable – begining of period	149,000	$4.25	349,000	$4.25
Granted – JCG acquisition	—	—		—
Exercised	—	—	—	—
Expired	—	—	200,000	4.25
Outstanding	149,000	$4.25	149,000	$4.25

Exercisable – at end of period	149,000	$4.25	149,000	$4.25

Warrants		Strike
Underlying Shares	Expiration	Price
80,000	September 30, 2021	$4.25
33,000	October 7, 2021	$4.25
6,000	September 20, 2021	$4.25
30,000	September 29, 2021	$4.25
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

Rent expense for the three and nine months ended February 28, 2021, respectively, totaled $267 and $832, respectively, and $576 and $2,042, respectively, the three and nine months ended February 29, 2020.

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

On July 15, 2020, RedStart Holdings, (“Redstart”),the holder of two convertible notes of the Company, filed a lawsuit against the Company in Supreme Court, Nassau County, New York. The Complaint sets forth six causes of action and seeks relief consisting of (1) money damages in the amounts (i) of the greater of $111,800 and the “parity value”, as defined in the Notes and $2,000 per day until the issuance of the Company common stock (calculated in accord with the terms set forth in the Notes and corresponding Agreements) and (ii) $55,900 arising from the original unpaid balance of the Notes, (2) liquidated damages arising from the lost profits that would have been realized if the Company common stock was provided to Redstart in an amount to be calculated, (3) reasonable legal fees and costs in an amount yet to be determined, (4) an order of specific performance, and (5) injunctive relief. All of the claims stem from the Company’s refusal to honor Redstart’s exercise notice in connection with a common stock conversion right that the Company had granted it under certain Convertible Promissory Notes and accompanying Securities Purchase Agreements. On July 21, 2020, Redstart obtained an order, temporarily restraining the Company’s new transfer agent from delivering any new shares of the Company to anyone other than Redstart. On August 7, 2020, the Company filed a Motion to Vacate the temporary restraining order, granted by the Court on July 23, 2020. Therein, the Company asserted that the Notes are, in fact, loan agreement that each charged interest rates in excess of 25% and, therefore, the Notes should be deemed void under New York’s criminal usury laws. The Court scheduled a hearing on the Company’s Motion for August 17, 2020. Following arguments, the Court rendered its decision from the bench and ordered the Company to hold in reserve the shares of the Company’s common stock that Redstart, allegedly, is entitled to, and that the Company will be required to file its opposition to Redstart’s Motion for Preliminary Injunction within Three (3) weeks. Accordingly, the Company will continue to vigorously defend itself in this action. Further, as of October 12, 2020, the Court has not yet rendered its decision.

On March 23, 2021, the Company and Redstart Holdings Corp (“Redstart”) settled the litigation between the Company and Redstart; in connection therewith, Redstart filed a motion to dismiss their complaint against the Company with prejudice, which settles all matters pertaining to the Redstart litigation and complaint. Under the terms of the agreement, The Company and Redstart agree that the Debt Obligations shall be paid by the Company paying Redstart $70,000 and issuing Redstart 700,000 Common Stock Shares, which payment and issuance were made.

On December 14, 2020, the Company received a Complaint from the note holder, L & H, Inc. (“L&H”) filed in the First Judicial District Court of Nevada, Carson City, , alleging breaches of contract regarding the Company’s failure to repay amounts due or failing to issuing shares upon demand and breach of Implied covenant of good faith and fair dealing in connection with the $110,000 September 10, 2019 Convertible Promissory Note between L&H and the Company. The Complaint seeks an unspecified amount of damages representing the balance of the unconverted debt and penalties. Prior to the Complaint, the Company attempted to negotiate a settlement with L&H. The Company will answer the Complaint and attempt to negotiate a settlement with L&H but cannot assure the outcome of any attempted settlement, or the litigation.

Note 15 - INCOME TAXES

The deferred tax attributes consist of the following:

	February 28, 2021	May 31, 2020
Net operating loss carryforward	$4,596,000	$4,356,000
Stock based compensation	1,319,000	1,319,000
Valuation allowance	(5,915,000)	(5,675,000)
Deferred tax asset, net	$—	$—

For the nine months ended February 28, 2021, the valuation allowance increased by approximately $240,000.

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

The deferred tax asset differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

Effective Income Tax Rate Reconciliation
	2021	2020
Federal Rate	21%	21%
State Rate	6%	6%
Valuation Allowance	(27)%	(27)%
Effective income tax rate	0%	0%

As of February 28, 2021, the Company has net operating loss carryforwards of approximately $16,000,000 to reduce future federal and state taxable income.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examinations.

Note 16 - SUBSEQUENT EVENTS

On March 23, 2021, the Company and Redstart Holdings Corp (“Redstart”) settled the litigation between the Company and Redstart; in connection therewith, Redstart filed a motion to dismiss their complaint against the Company with prejudice, which settles all matters pertaining to the Redstart litigation and complaint. Under the terms of the agreement, the Company and Redstart agree that the Debt Obligations shall be paid by the Company paying Redstart $70,000 and issuing Redstart 700,000 Common Stock Shares, which payment and issuance were made.

On February 25, 2021, the Company entered into a Binding Letter of Intent to acquire 100% of the outstanding shares of SmartAxion, Inc. of Irvine, CA.

On January 7, 2021, the Company filed a Form 8-K disclosing that on December 31, 2020, we, as the Buyer, entered into an Asset Purchase Agreement (“APA) with KloudGaze, Inc., a Delaware corporation, designated as the Seller in the APA, providing for our purchase of the Seller’s assets and intellectual property in return for our payment to the Buyer of 15,827,613 Restricted Common Shares upon the Closing of the APA leaving maximum remaining consideration of 29,393,802 Common Stock Shares to be paid by the Buyer to the Seller based upon a three year earn out schedule in accordance with revenue performance goals. On February 26, 2021, the Company notified the Seller that the APA is null and void. No deliverables or consideration was issued or exchanged by the Company between or with the Seller.

On March 16, 2021, we received a complaint filed by Anshu Sharma and Aditya Sharma against the Company and the Company's officers/directors in the County of Hennepin, Minnesota (District Court; Fourth Judicial District) in connection with our agreement regarding an investment by the Plaintiffs in our Preferred C Shares.  On March 29, 2021, we filed “Defendant’s Joint Motion to Dismiss” to dismiss the complaint.  The Company believes that there is no merit to the complaint and it intends to vigorously defend this matter.

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

On May 7, 2019, Life On Earth, Inc., GBC, and Frank Iemmiti and Anthony Iemmiti (“Frank and Anthony Iemmiti”) entered into a Dispute Resolution and Resale agreement that will resolve all existing disputes between the two parties and will also result in the sale of the ownership of Giant back to Frank and Anthony Iemmiti. Under the terms of the agreement, the Company deposited $50,000 into an Attorney’s Trust Account. Frank and Anthony Iemmiti have a continuing obligation to provide the Company with all financial information of Giant that the Company needs to complete its SEC reporting requirements. On July 4, 2019 the Company and Frank and Anthony Iemmiti executed a Dispute Resolution and Resale agreement that at the closing the Company authorized the release of the $50,000 to Frank and Anthony Iemmiti. Also, at closing, the Company also paid Frank and Anthony Iemmiti the agreed upon consideration of $62,718 of the Company shares at $0.80 per share. Lastly at the closing, with an effective date of March 2, 2019 the Company sold GBC to Frank and Anthony Iemmiti for 291,000 shares of the Company stock that they owned. The sale of the Giant Beverage Company to Frank and Anthony Iemmiti became effective March 1, 2019.

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

In July 2016, we acquired Energy Source Distributors to establish a presence on the West Coast in an all-cash purchase. Since then, we have also acquired the Victoria’s Kitchen brand, the Just Chill brand and The Giant Beverage Company, Inc. During fiscal 2019, the Company needed to prioritize its available resources and made the decision to focus on growing the brands in its portfolio. As a result of this, the Company sold the Giant Beverage Company back to the original owners of the company effective March 1, 2019. The results of operations for Giant Beverage Companies from the acquisition through February 28, 2019 have been reclassified as a discontinued operation in the consolidated statements of the Company. Subsequent to year end the Company further decided to discontinue the operations of ESD and is moving away from the DSD business. This will allow the Company to focus all its resources on its current and future portfolio of brands.

In November and December 2020, in discussions with the owners of a Cloud Enterprise technology company, the Company’s management discussed the business of such company, which has developed a Cloud Enterprise software technology designed to map and help companies reduce application development costs by up to 50%, as well as ensure compliance at application code levels to key compliance regulations like European Union’s GDPR, California’s CCPA, Canada’s PIPEDA and more. After examining the business and proposed purchase terms, the Company proposed to the Cloud Enterprise technology owners, the purchase of Cloud based software technology assets and all of its intellectual property via an Asset Purchase Agreement (“APA”). The APA is a subsequent event disclosed in the Company’s January 7, 2021 Form 8-K. On February 26, 2021, the Company notified the Seller that the APA is null and void. No deliverables or consideration was issued or exchanged by the Company between or with the Seller. On February 26, 2021, the Company notified the Seller that the APA is null and void. No deliverables or consideration was issued or exchanged by the Company between or with the Seller.

On February 25, 2021, the Company entered into a Binding Letter of Intent to acquire 100% of the outstanding shares of SmartAxion, Inc. of Irvine, CA.

Our principal executive offices are located at 575 Lexington Avenue, 4th Floor, New York NY 10022 and our telephone number (646) 844-9897.

Coronavirus Risk

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

The Company also sells its Victoria’s Kitchen brands and Just Chill brands direct to consumers via Amazon online.. The Company had announced that it would increase or expand its product lines, under its current brands or under new brands, to include CBD. The Company also decided to pursue other opportunities in addition to the CPG or CBD spaces.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company incurred net losses from inception of approximately $18,100,000, has limited revenues, and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, whether it successfully acquires revenue generating companies or assumes new businesses that generate material revenues.

On February 28, 2021, we had cash on hand of approximately $65,500 and an accumulated deficit of approximately $18,100,000. See “Liquidity and Capital Resources.”

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

As part of the Company’s annual review of goodwill and intangible assets we performed an analysis of the goodwill and intangible assets recorded as they relate to the acquisitions of JC and VK. The intangibles relate to trademarks and copyrights acquired in the JC acquisition and are being amortized over a 5-year period. The Company recorded an impairment charge of $725,000 against the intangibles recorded related to the acquisition of JCG during the year ended May 31, 2019 and recorded an impairment charge of $299,000 during the year ended May 31, 2020. The balance of the unamortized intangibles related to the JC acquisition as of February 28, 2021 was $0.

In addition, based on this analysis, the Company recorded an impairment charge of $195,000 related to the goodwill recorded in connection with the VK acquisition during the year ended May 31, 2020 The balance of goodwill as of February 28, 2021 is $0.

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended February 28, 2021, the Company received $100,000 from the sale of 100,000 shares of Series B Preferred Stock, the Company received $150,000 from the sale of 150,000 shares of Series C Preferred Stock, and, the Company received $30,000 from the proceeds of a note payable that was issued during September 2020.

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

During the nine months ended February 28, 2021, the Company received proceeds from various lines of credit in an aggregate amount of approximately $6,300 and repaid approximately $7,100. During the year ended May 31, 2020, the Company received proceeds from various lines of credit in an aggregate total of approximately $59,000 and repaid approximately $67,000. During the year ended May 31, 2019, the Company received proceeds from various lines of credit in an aggregate total of approximately $143,000 and repaid approximately $107,000.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020:

Sales

Sales for the three months ended February 28, 2021 were $0 compared to approximately $11,000 for the three months ended February 29, 2020. The reduction in sales during the three months ended February 28, 2021 of approximately $11,000 was caused by the lack of sales of CBD products and the lack of sales of our JCG and VK products. Sales of our JCG products amounted to $11,000 during the three months ended February 29, 2020.

Operating Expenses

Operating expenses aggregated to $63,595 for the three months ended February 28, 2021 as compared to $256,909 for the three months ended February 29, 2020. The decrease in operating expenses of approximately $193,000 was related to several factors, primarily, decreased professional fees of $10,000, decreased officer compensation of $66,000, and, decreased salaries and benefits of $134,000.

Other Expense

During the three months ended February 28, 2021, the Company recorded interest and financing costs of approximately $70,000 as compared to approximately $212,000 during the three months ended February 29, 2020. Interest and financing costs primarily result from the amortization of deferred financing balances that were incurred by the Company to finance operations.

During the year ended May 31, 2019, the Company recorded the change in fair value of contingent consideration of $382,582 related to the acquisition of Just Chill. This charge related to contingent consideration arising from the measurement of LFER stock on the 12-month anniversary of the acquisition. During the three months ended February 28, 2021, the Company recorded a charge in the statement of operations for the change in the fair value of contingent consideration of $103,000 and during the three months ended February 29, 2020, the Company recorded other income in the statement of operations for the change in the fair value of contingent consideration of $86,000.

During the three months ended February 28, 2021 and February 29, 2020, the Company recorded other income in the statement of operations for changes in the fair value of derivative liabilities of $66,000 and $92,000, respectively.

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020:

Sales

Sales for the nine months ended February 28, 201 were $25,000 compared to approximately $64,000 for the nine months ended February 29, 2020. The reduction in sales of $39,000 was caused by the increased sales of CBD products of $25,000 and lack of sales of our JCG and VK products. Sales of our JCG products amounted to $51,000 and sales of our VK products amounted to $13,000 during the nine months ended February 29, 2020.

Gross Profit

Gross profit during the nine months ended February 28, 2021 decreased to a negative $335 because the sales of our CBD products were sold at cost.

Operating Expenses

Operating expenses totaled $310,088 for the nine months ended February 28, 2021 as compared to $1,962,972 for the nine months ended February 29, 2020. The decrease in operating expenses was related to several factors, including decreased professional fees of approximately $445,000, decreased officer compensation of approximately $487,000, decreased salaries and benefits of approximately $321,000, decreased other selling, general and administrative expenses of approximately $35,000 and decreased amortization of approximately $69,000.

During the nine months ended February 29, 2020, the Company recorded a write off of goodwill of $145,000 and an impairment of intangibles $150,000. No such similar charges were taken by the Company during the nine months ended February 28, 2021.

Other Expense

During the nine months ended February 28, 2021, the Company recorded interest and financing costs of approximately $423,000 as compared to approximately $641,000 during the nine months ended February 29, 2020. Interest and financing costs primarily result from the amortization of deferred financing balances that were incurred by the Company to finance operations. During the nine months ended February 29, 2020, the Company recorded a loss on discontinued operations of $81,000, related to ESD.

During the year ended May 31, 2019, the Company recorded the change in fair value of contingent consideration of $382,582 related to the acquisition of Just Chill. This charge related to contingent consideration arising from the measurement of LFER stock on the 12-month anniversary of the acquisition. During the nine months ended February 28, 2021, the Company recorded a charge in the statement of operations for the change in the fair value of contingent consideration of $163,000 and during the nine months ended February 29, 2020, the Company recorded other income in the statement of operations for the change in the fair value of contingent consideration of $325,000.

During the nine months ended February 28, 2021 and February 29, 2020, the Company recorded other income in the statement of operations for changes in the fair value of derivative liabilities of $10,000 and $57,000, respectively.

36

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

As of February 28, 2021, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of February 28, 2021 is a result of not having adequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2021 that have materially affected or are reasonably likely to materially affect our internal controls.

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

37

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

On December 14, 2020, the Company received a Complaint from the note holder, L & H, Inc. (“L&H”) filed in the First Judicial District Court of Nevada, Carson City, , alleging breaches of contract regarding the Company’s failure to repay amounts due or failing to issuing shares upon demand and breach of Implied covenant of good faith and fair dealing in connection with the $110,000 September 10, 2019 Convertible Promissory Note between L&H and the Company. The Complaint seeks an unspecified amount of damages representing the balance of the unconverted debt and penalties. Prior to the Complaint, the Company attempted to negotiate a settlement with L&H. The Company will answer the Complaint and attempt to negotiate a settlement with L&H but cannot assure the outcome of any attempted settlement, or the litigation.

On March 16, 2021, we received a complaint filed by Anshu Sharma and Aditya Sharma against the Company and the Company's officers/directors in the County of Hennepin, Minnesota (District Court; Fourth Judicial District) in connection with our agreement regarding an investment by the Plaintiffs in our Preferred C Shares.  On March 29, 2021, we filed “Defendant’s Joint Motion to Dismiss” to dismiss the complaint.  The Company believes that there is no merit to the complaint and it intends to vigorously defend this matter.

On March 23, 2021, the Company and Redstart settled the litigation between the Company and Redstart; in connection therewith, Redstart filed a motion to dismiss their complaint against the Company with prejudice, which settles all matters pertaining to the Redstart litigation and complaint. Under the terms of the agreement, The Company and Redstart agree that the Debt Obligations shall be paid, as follows: (i) the Company shall pay Redstart a total sum of $70,000, and (ii) 700,000 Common Stock Shares of the Company.

ITEM 1A RISK FACTORS

As a smaller reporting company, we are not required to include risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

38

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

39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Life On Earth, Inc.

Date: April 14, 2021	By:	/s/ Mahmood Khan
Mahmood Khan
Chief Executive Officer
(Principal Executive Officer)

40