Form 10-K
period 2021-05-31
Life On Earth, Inc.
filed 2021-09-03
CIK 1579010

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

 _________________

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2021

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $800,000 Thousand.

The number of outstanding shares of the registrant’s common stock was 46,424,344 as of September 3, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD - LOOKING STATEMENTS

. This document contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Annual Report on Form 10-K (Report) contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, the economy, events or developments that management expects or anticipates will or may occur in the future, including statements related to sales, revenues, profitability, distributor channels, new products, adequacy of funds from operations, cash flows and financing, our ability to continue as a going concern, potential strategic transactions, statements regarding future operating results and non-historical information, are forward-looking statements. In particular, the words such as “believe,” “expect,” “intend,”“anticipate,” “estimate,” “may,” “will,” “can,” “plan,” “predict,” “could,” “future,” “continue,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from historical results as well as from the results expressed in, anticipated or implied by these forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In particular, our business, including our financial condition and results of operations and our ability to continue as a going concern may be impacted by a number of factors, including, but not limited to, the following:

•	Our ability to successfully execute on our growth strategy and operating plans with our new business plan;

•	Our ability to manage our operating expenses and generate cash flow from operations, along with our ability to secure additional financing;

•	Our ability to create and maintain brand name recognition and acceptance of our products, which is critical to our success in our competitive, brand-conscious industry;

•	Our ability to compete successfully against much larger, well-funded, established companies currently operating in the cloud enterprise software industry;

•	Our ability to successfully develop and launch new products in the cloud enterprise software industry that match consumer trends, and to manage consumer response to such new products and new initiatives;

•	Our ability to manage our inventory levels and to predict the timing and amount of our sales;

•	Our ability to attract and retain key personnel.

•	Litigation or legal proceedings, which could expose us to significant liabilities and damage our reputation;

•	Our ability to comply with regulations to which our business is subject.

•	The outbreak of the coronavirus could adversely affect our business, results of operations and financial condition.

Readers are also urged to carefully review and consider the various disclosures made by us in this Report and in our other reports we file with the Securities and Exchange Commission, including our periodic reports on Forms 10-Q and current reports on Form 8-K.

All references in this Annual Report on Form 10-K to “LFER,” “Life On Earth, Inc. the “Company,” “we,” “us” or “our” mean Life On Earth, Inc.

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

Corporate Overview

Life On Earth, Inc. is a cloud enterprise software developer/ provider that enables rapid innovation to keep enterprise operations safe, compliant and manageable. The Company’s products offered are designed to help organizations innovate and modernize legacy systems while minimizing cost and risk of business disruptions and ensure regulatory compliance. Through its recent acquisition of SmartAxiom, Inc., the Company now has the capabilities of offering software that manages and secures the Internet-of-Things (IoT) through patented, lite blockchain technology running among those devices at the edge of the Internet and enabling them to defend themselves. Our peer-to-peer distributed ledgers improve security, latency, reliability and manageability. We have uniquely created, through our SmartAxiom subsidiary, the endpoint-to-cloud blockchain solution, while our IoT Smart Contracts manage NFTs and push intelligence to the edge. The SmartAxiom technology is proving value in verticals such as smart buildings, manufacturing lines and shipment tracking. It interoperates with enterprise systems such as IBM Blockchain and Microsoft Azure and is proven on many ARM and Intel based microcontrollers such as those from Intel, NXP, Renesas, Marvell, and Broadcom.

The Company previously was a brand accelerator and incubator Company that was focused on building and scaling concepts in the natural consumer products category (“CPG”). During the year ended May 31, 2021, the Company discontinued the wholesale beverage distribution operations, and the Company announced its intention divest away from its business as a Consumer-Packaged Goods (“CPG”) Company. Accordingly, the Company’s results of operations for the year ended May 31, 2020, reflect a charge in the aggregate amount of $786,436,

On November 11, 2019, the Board of Directors and a majority of the voting power approved a resolution to effectuate a 5:1 Reverse Stock Split. and an increase in authorized Shares of Common Stock from One Hundred million (100,000,000) to Two Hundred million (200,000,000) shares of common stock, $0.001 par value. The Company received approval from FINRA on March 25, 2020 and, on that date, the reverse stock split became effective. All share and per share information has been retroactively adjusted to reflect the impact of this reverse stock split.

Company History

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

On May 11, 2021, LFER acquired SmartAxiom with all their assets including intellectual properties, Patents and core Internet of Things (IoT) software that enables securing sensor devices and communication to the cloud-based software. The agreed purchase price was $6,250,000 paid as follows: (a) $1,950,000 by issuing 13,000,000 shares of the Company’s common stock, upon closing; (b) $2,100,000 by issuing 210,000 shares of the Company’s Series D convertible preferred shares (each share of the Company’s Series D convertible preferred is convertible into 10 shares of the Company’s common stock); and, (c) $2,200,000 to be paid pursuant to a full earnout based on SmartAxiom GAAP revenue recognition in the amount of $1,500,000 within the first eighteen months after closing date of the acquisition. The earnout will be prorated based on the SmartAxiom revenues received over an eighteen-month period.

Sales and Distribution

The Company markets and sells its logistics solutions based on proprietary patented technologies. The logistics solution consists of a multi-tenant cloud system managing BlockTracker cellular tracking devices, which sense location, temperature, vibration, pressure and light level. The device can also act as a gateway and connect to additional nearby sensors via Bluetooth Low Energy (BLE). It has one temperature logger per box and reports to one BlockTracker per installed box. The management system, built with SmartAxiom’s Tenacious cloud backend, shows shipment location and condition, and notifies by short messaging service (SMS) when monitored parameters like temperature, humidity, light, vibration etc. exceed configured parameter, has geofencing and tools to activate devices and assemble shipments. The company has developed complete end-to-end solution for multiple industries with Supply Chain Management, Warehouse and Asset Management, and Industrial IoT solutions. These solutions are targeted to serve the fastest-growing IoT base edge computing, mobility (tracking and visualizing distributed assets) and manufacturing industry IoT solution markets. The Company also provides custom solution services to adopt and integrate its standard solution to customer environments and specification through its consulting, integration and support services group. The custom solutions focus is solving customers’ cyber security and vulnerabilities in their IoT business environment with patented IoT technologies.

Production and Distribution

The Company strategy is to create end-to-end solution and partner with platform technologies providers and system integrators. Our focus is to develop solutions and provide customization, integration and support to our partners. We have a small team of highly technical and experienced personnel to support our various partners that include Renesas (our IoT platform partner), Amazon & Microsoft (our Cloud platform partners), IBM (Block Chain software partner) and several system integrators and technologies providers. Our primary software development is conducted in California, USA. We also have an offshore development and support center in India. In addition, we have expert resources in Dublin, Ireland.

Competition

Our SmartAxiom product line has multiple competitors for Internet of things (IoT) security technologies, which include Mocana, DeviceAuthority, Xage and Atonomy. However, these vendors do not address the distributed block chain technologies, nor do they have any rival patents in this space. In the logistics industry there are literally hundreds of competitors. Our competitors have greater operational histories, financial resources and personnel than we do. On the other hand, we have a comprehensive solution protected by our patented technologies such as the edge security software with distributed blockchain security for IoT devices.

The Company’s solution differentiators and advantage of our technologies-based solution is the robust end-to-end solution.

Government Regulation

 There are no government regulations that we need to adhere to support IoT solutions.

 Research and Development Activities

The Company is currently involved in developing a Center of Excellence to support large enterprise clients’ solutioning and integration needs. We are working with Partner and System Integrators to determine the level of subject matter experts (SMEs) and support infrastructure needed to ensure their support requirements.

Employees

The Company currently has three full-time employees, as follows: a CEO, COO, and President, and its wholly owned subsidiary, SmartAxiom, Inc., has 6 full-time employees and 8 subcontractors and services providers.

Certain positions, such as senior sales executives, solution architects and customer support for both the Company and its wholly owned subsidiary, are being filled with paid independent contractors or insider owners who do not receive cash compensation but may receive stock compensation. In certain regions of the United States, we utilize the services of direct sales and distribution companies. The Company also outsources its logistics to third parties, which can reduce the need for employees in these roles.

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses from inception of approximately $18,600,000, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company has negative working capital of $9,676,000 as of May 31, 2021. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities. We have experienced recurring losses from operations and negative cash flows from operating activities. This situation creates uncertainties about our ability to execute our business plan, finance operations, and indicates substantial doubt about our ability to continue as a going concern. We continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs. Therefore, currently, based upon our near-term anticipated level of operations and expenditures, management believes that cash on hand, excluding cash available under our line of credit, is not sufficient to enable us to fund operations for 12 months from the date the financial statements included in this Report are issued.

At May 31, 2021, we had cash on hand of $34,629 and an accumulated deficit of $18,635,356. See“Liquidity and Capital Resources.”

Intellectual Property Protection

The Company has secured a registered trademark for its name and logo. The Company also has trademarks registered for the Victoria’s Kitchen and Just Chill brands. No Trademarks have been filed to date with respect to SmartAxiom.

SmartAxiom owns two issued patents U.S. Patent No. 10,924,466 (System and method for IOT security) and 11,032,293 (System and method for managing and securing a distributed ledger for a decentralized peer-to-peer network).  These patents will expire at approximately May 2, 2039 and December 8, 2039.  SmartAxiom owns three pending patent applications 17/340,928, 17/169,356, and 16/293,538.

Issued patents

1.       Patent No. 11,032,293 – June 8, 2021 (same as application no. 16/272,358 and publication no. 2019-0253434 A1 published 8/15/2019).  Title –
SYSTEM AND METHOD FOR MANAGING AND SECURING A DISTRIBUTED LEDGER FOR A DECENTRALIZED PEER-TO-PEER NETWORK

a.     Currently pending Continuation application of above issued patent - 17/340,928 – filed 6/7/2021 Title –
SYSTEM AND METHOD FOR MANAGING AND SECURING A DISTRIBUTED LEDGER FOR A DECENTRALIZED PEER-TO-PEER NETWORK

2.      Patent No.: US 10,924,466 B2, Pub. Date of Patent: Feb.16,2021 (same as application no. 16/048,140 and publication no. 2029-0036906 A1 Published 1/31/2019)

a.    Currently pending Continuation application of above issued patent – Application No. 17/169,356 (same as publication no. 2021-0160233 A1 published February 5, 2021) title - SYSTEM AND METHODS FOR IOT SECURITY

Published not issued yet patent applications.

3.    Published Patent Number: US 2019/0273623 Al, Pub. Date: Sep. 5, 2019 – currently pending no issued.  Title - Systems and Methods for a Blockchain Multi-Chain Smart Contract Time Envelope.

In summary, SmartAxiom has 3 currently pending patent applications and 2 issued patents as stated above.

ITEM 1A. RISK FACTORS

As a “Smaller Reporting Company”, we are not required to provide this information. We are subject to Covid-19 risks that are contained at page 12.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We maintain our principal office at 575 Lexington Avenue, 4th Floor, New York, NY 10022. Our telephone number at that office is (646) 844-9897. Our executive offices are in New York City. SmartAxiom is located in California at 530 Technology Park, Suite 100 & 200, Irvine, CA 92618.

In connection with the acquisition of ESD, the Company assumed a lease for approximately 13,000 square feet of warehouse space located in Gilroy, California at a base rent of $5,248 per month. The lease terminated on June 30, 2021. In June 2019, the Company made the decision to discontinue the operations of ESD. The warehouse space has been leased by a third party and the company’s obligations under the lease terminated as of August 1, 2019.

We maintain a website at http://www.lifeonearthinc.com/ and the information contained on that website is not deemed to be a part of this annual report.

ITEM 3. LEGAL PROCEEDINGS

Settlement of Gankaku Litigation

Effective as of June 17, 2021, we settled litigation with Gankaku Living Trust (“Gankaku”), Gankaku Living Trust v. Life on Earth, Inc., Case No. 655189/2019 (New York Supreme Court) (the “Settlement”) in connection with Gankaku’s complaint on September 12, 2019 claiming a breach of contract and default upon a Note. The Settlement provides that Gankaku file with the Court a Satisfaction of Judgment and Stipulation of Discontinuance, which stipulation was filed by Gankaku on June 24, 2021. This Settlement does not involve the issuance of any additional shares to Gankaku as part of the settlement amount.  The Settlement settles all matters pertaining to the Gankaku complaint and litigation, and we no longer owe Gankaku any further consideration. As per the Settlement Agreement, both parties mutually released one another from any and all claims.

Settlement of Redstart Litigation

On March 23, 2021, the Company and Redstart Holdings Corp (“Redstart”) settled litigation in connection with a complaint by Redstart in the Supreme Court of Nassau County, New York alleging events of default under the terms of 2 Convertible Notes of which Redstart was the Holder. In connection with settlement of the litigation, Redstart filed a motion to dismiss their complaint against the Company with prejudice, which settles all matters pertaining to the Redstart litigation and complaint. The Company no longer owes Redstart any further consideration. As per the Settlement Agreement, both parties mutually released one another from any and all claims.

Complaint by Anshu Sharma and Aditya Sharma

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

Complaint by Note Holder

On December 14, 2020, the Company received a Complaint from the note holder, L & H, Inc. (“L&H”), filed in the First Judicial District Court of Nevada, Carson City, alleging breaches of contract regarding the Company’s failure to repay amounts due or failing to issuing shares upon demand and breach of Implied covenant of good faith and fair dealing in connection with the $110,000 September 10, 2019 Convertible Promissory Note between L&H and the Company. The Complaint seeks an unspecified amount of damages representing the balance of the unconverted debt and penalties. ..

Complaint by Former Employee

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

PART II

ITEM  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have two classes of stock outstanding, Common Stock and Series A Preferred Stock. As of May 31, 2020, there were no Series B Preferred Shares issued or outstanding. Our Common Stock is quoted on the OTC Bulletin Board under the symbol “LFER

The following table sets forth the high and low reported closing prices per share of our Common Stock for the period’s indicated. There is no established public trading market for our Series A Preferred Stock, our Series B Preferred Stock, our Series C Preferred and our Series D Preferred Stock.

	2021		2020
	High	Low	High	Low
First quarter	$0.035	$0.014	$1.95	$0.53
Second quarter	$0.083	$0.021	$0.63	$0.16
Third quarter	$0.125	$0.026	$0.25	$1.10
Fourth quarter	$0.211	$0.07	$0.50	$0.04

The Company has not declared dividends and does not intend to in the foreseeable future. The amount and frequency of future dividends will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company at such time, and no assurance can be given that dividends will be declared or paid in the future.

Holders

As of September 3, 2021, there were 46,424,344 shares of Common Stock issued and outstanding held by 1,000 shareholders of record. As of September 3, 2021, there were 1,200,000 shares of Series A Preferred Stock issued and outstanding held by shareholders of record. The Series A Preferred shares are not convertible and do not receive dividends. As of September 3, 2021, there were 100,000 Series B Preferred Share issued or outstanding to 3 holders; There were 290,000 Series C Preferred Shares issued and outstanding to 6 Shareholders; and there were 210,000 Series D Preferred Shares issued or outstanding to 23 shareholders.

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

Recent Sales or Issuances of Unregistered Securities

During the year ended May 31, 2021, the Company issued 14,801,203 shares of common stock to seven (7) parties for the conversions of convertible debt at prices ranging from $0.01 to $0.10 per share.

During the year ended May 31, 2021, the Company issued 1,297,500 shares of common stock to seven (7) parties related to finance costs related to convertible debt at prices ranging from $0.084 to $0.20 per share.

During the year ended May 31, 2021, the Company issued 368,593 shares of common stock to six (6) vendors at prices ranging from $0.072 to $0.21 per share for services provided to the Company.

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

Each of the foregoing transactions were deemed exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on the exemption at Section 4(a)(2) and/or Regulation A Rule 506 for transaction not involving a public offering.

In addition, the Company issued the following debt instruments during the period June 1, 2017 through May 31, 2021.

Type of Debenture	Date of Loan	Maturity	Principle	Interest Rate

CONVERTIBLE	9/26/2017	3/20/2020	$650,000	7%
CONVERTIBLE	11/1/2017	5/2/2018	$20,000	7%
CONVERTIBLE	11/3/2017	5/3/2019	$175,000	7%
CONVERTIBLE	1/26/2018	1/26/2019	$125,000	7%
CONVERTIBLE	1/26/2018	3/31/2018	$103,900	7%
CONVERTIBLE	3/1/2018	3/1/2019	$20,000	7%
CONVERTIBLE	3/2/2018	3/2/2019	$55,000	7%
CONVERTIBLE	3/2/2018	3/2/2019	$45,000	7%
CONVERTIBLE	3/29/2018	3/29/2019	$100,000	7%
CONVERTIBLE	5/21/2018	5/21/2019	$40,000	7%
CONVERTIBLE	5/22/2018	5/22/2019	$20,000	7%
CONVERTIBLE	5/22/2018	5/22/2019	$50,000	7%
CONVERTIBLE	5/23/2018	5/23/2019	$30,000	7%
CONVERTIBLE	5/24/2018	5/24/2019	$100,000	7%
CONVERTIBLE	6/12/2018	6/12/2019	$150,000	7%
CONVERTIBLE	7/2/2018	7/2/2019	$15,000	7%
CONVERTIBLE	7/2/2018	7/2/2019	$30,000	7%
CONVERTIBLE	7/5/2018	7/5/2019	$50,000	7%
CONVERTIBLE	7/13/2018	7/5/2019	$25,000	7%
CONVERTIBLE	7/16/2018	7/16/2019	$20,000	7%
CONVERTIBLE	7/16/2018	7/16/2019	$15,000	7%
CONVERTIBLE	7/18/2018	7/18/2019	$10,000	7%
CONVERTIBLE	8/1/2018	8/1/2019	$10,000	7%
CONVERTIBLE	8/13/2018	8/13/2019	$75,000	7%
CONVERTIBLE	8/13/2018	8/13/2019	$10,000	7%
CONVERTIBLE	8/22/2018	8/22/2019	$50,000	7%
CONVERTIBLE	8/23/2018	8/13/2019	$15,000	7%
CONVERTIBLE	8/23/2018	8/13/2019	$15,000	7%
CONVERTIBLE	9/28/2018	9/28/2019	$25,000	7%
CONVERTIBLE	5/13/2019	5/12/2020	$37,500	7%
CONVERTIBLE	5/13/2019	5/12/2020	$37,500	7%
CONVERTIBLE	9/10/2019	9/10/2020	$110,000	10%
CONVERTIBLE	9/23/2019	9/23/2020	$287,500	10%
CONVERTIBLE	10/25/2019	10/25/2020	$68,000	10%
CONVERTIBLE	3/6/2020	3/6/2021	$38,000	10%
DEMAND	6/12/2017	Demand	$20,000	15%
DEMAND	1/23/2019	3/1/2020	$10,000	20%
DEMAND	1/28/2020	1/28/2021	$8,200	20%
Term	10/29/2018	11/15/2019	$131,250	0%
Term	2/27/2019	2/27/2020	$312,500	0%
Term	3/21/2019	3/20/2020	$312,500	0%
Term	5/16/2019	2/16/2020	$75,000	7%
CONVERTIBLE	3/19/2021	12/19/2021	$44,000	8%
CONVERTIBLE	3/19/2021	12/19/2021	$16,500	8%
CONVERTIBLE	3/19/2021	12/19/2021	$16,500	8%
Term	9/15/2020	12/15/2020	$30,000	6%

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

CURRENT OPERATIONS

Life On Earth, Inc. (Company) was incorporated in April 2013 as Hispanica International Delights of America, Inc. as a Delaware corporation. In February 2018, the Company changed its name to Life On Earth, Inc. and was engaged in the distribution of its own proprietary functional beverages throughout the United States. During the year ended May 31, 2021, the Company discontinued the wholesale beverage distribution operations, and the Company announced its intention divest away from its business as a Consumer-Packaged Goods (“CPG”) Company. Accordingly, the Company’s results of operations for the year ended May 31, 2020, reflect a charge in the aggregate amount of $786,436,

In December of 2020 the Company decided to change its business and focus on building a technology company to take advantage of high growth software solution based on in IoT edge technologies. In May of 2021, the company acquired SmartAxiom. SmartAxiom delivers Internet of Things (IoT) edge solutions. The Company has computing IoT platform providing our customers with a truly integrated, secure, scalable, interoperable, and advanced insight and visualization engine for the Internet-of-everything’s. SmartAxiom’s delivers a “Single Pane of Glass” architecture model, that works with third-party solutions to provide the foundation for seamlessly, and securely connecting devices. Delivering trusted data to the cloud, and providing value through big data predictive analytics.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses from inception of approximately $18,500,000, has limited revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company has negative working capital of $4,295,000 as of May 31, 2021. The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding business opportunities. We have experienced recurring losses from operations and negative cash flows from operating activities. This situation creates uncertainties about our ability to execute our business plan, finance operations, and indicates substantial doubt about our ability to continue as a going concern. We continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs. Therefore, currently, based upon our near-term anticipated level of operations and expenditures, management believes that cash on hand, excluding cash available under our line of credit, is not sufficient to enable us to fund operations for 12 months from the date the financial statements included in this Report are issued

At May 31, 2021, we had cash on hand of $34,629 and an accumulated deficit of $18,635,356. See“Liquidity and Capital Resources.”

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired. Goodwill and other intangibles are reviewed for impairment annually or more frequently when events or circumstances indicates that the carrying value of a reporting unit more likely than not exceeds its fair value. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the asset. If, on the basis of qualitative factors, it is considered more likely than not that the fair value of the asset is greater than the carrying amount, further testing of goodwill for impairment is not required. If the carrying amount of the asset exceeds the asset’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that asset. Identifiable intangible assets acquired in business combinations are recorded at the estimated acquisition date fair value. Finite lived intangible assets are amortized over the shorter of the contractual life or their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated. As part of the Company’s annual review of goodwill and intangibles we performed a detail analysis of the intangibles recorded as they relate to the acquisitions of JC and VK. Based on this analysis, the Company recorded an impairment charge of $299,000 related to the JC acquisition as of May 31, 2020. The Company also wrote off the goodwill recorded in the VK acquisition, in the amount of $195,000.

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended May 31, 2021, the Company received $100,000 from the issuance of 100 shares of the Company’s Series B Preferred Stock., and, received $220,000 from the issuance of the 220 shares of the Company’s Series C Preferred Stock. During June 2021, the Company received $170,000 from the issuance of 170 shares of the Company’s Series C Preferred Stock. During the year ended May 31, 2021, the Company received $70,000 from the issuance of convertible notes payable and $30,000 from the issuance of a term note and paid $9,000 of notes payable to related parties.

During the year ended May 31, 2020, the Company received $447,240 from the issuance of convertible notes payable and made a $6,000 principal payment to a convertible note holder. During the year ended May 31, 2020, the Company received approximately $53,000 from the issuance of notes payable to related parties and paid $5,300 of notes payable to related parties.

During the year ended May 31, 2021, the Company received proceeds from various lines of credit in an aggregate total of approximately $19,000 and repaid approximately $30,000. During the year ended May 31, 2020, the Company received proceeds from various lines of credit in an aggregate total of approximately $59,000 and repaid approximately $67,000.

We have experienced recurring losses from operations and negative cash flows from operating activities. This situation creates uncertainties about our ability to execute our business plan, finance operations, and indicates substantial doubt about our ability to continue as a going concern. We continue to experience negative cash flows from operations, as well as an ongoing requirement for additional capital to support working capital needs. Therefore, currently, based upon our near-term anticipated level of operations and expenditures, management believes that cash on hand is not sufficient to enable us to fund operations for 12 months from the date the financial statements included in this Report are issued. In view of these conditions, our ability to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on our ability to obtain necessary financing to fund ongoing operations. The consolidated financial statements included in this Report do not give effect to any adjustments which will be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements. As of May 31, 2021, the Company had negative working capital of approximately $4,295,000.

We will require additional financing to support our working capital needs in the future. The amount of additional capital that we will require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for available debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is important that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of our company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

CASH FLOW

Our primary sources of liquidity have been cash from sales of products, sales of shares, the issuance of a convertible promissory notes and from lines of credit.

WORKING CAPITAL

As of May 31, 2021, the Company had total current assets of $113,657 and total current liabilities of $9,881,135 resulting in negative working capital of $9,767,478. As of May 31, 2020, the Company had total current assets of $3,831 and total current liabilities of $4,289,675 resulting in negative working capital of $4,285,844. The increase in negative working capital of $5,481,634 during the year ended May 31, 2021, related, primarily to the accrued cost of the acquisition of Smart Axiom of approximately $5,044,000. In addition, there was an increase in current assets in 2021 compared to 2020 of approximately $117,000, primarily related to an increase in other receivables of $70,000 and the current assets acquired from Smart Axiom of approximately $50,000, including cash of $34,000.

Our current liabilities increased during the year ended May 31, 2021 as compared to the year ended May 31, 2020 by approximately $5,591,000, primarily due to the in thee accrued cost of the acquisition of Smart Axiom of approximately $5,044,000, other increases in accounts payable and accrued expenses in 2021 of $321,000, and an increase in the contingent liability for the acquisition of JCG of approximately $358,000, offset by decreases in our convertible notes payable in 2021 of approximately $232,000.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED MAY 31, 2021, AS COMPARED TO MAY 31, 2020.

Sales

The Company recorded no sales from continuing operations for the years ended May 31, 2021, and 2020.

Cost of Goods Sold and Gross Profit

Gross profit during the year ended May 31, 2021, was $0 as compared to a negative gross profit of $55,701 as reported for the year ended May 31, 2020. The negative gross profit during the year ended 2020 was primarily due the write-offs of obsolete inventory because of expiring inventory

Operating Expenses

Operating expenses from continuing operations were $663,564 for the year ended May 31, 2021 as compared to $1,959,408 for the year ended May 31, 2020. The decrease in operating expenses was related to a variety of factors. During the year ended May 31, 2021 our professional fees decreased by $446,000, Officers compensation decreased by $441,000, salaries and benefits decreased by $349,000, other selling, general and administrative expenses decreased by $187,000. and amortization increased by $79,000 as compared to the year ended May 31, 2020.

Other Expense

During the year ended May 31, 2021, the Company recorded interest and finance costs from continuing operations of $423,546, as compared to $744,461 during the year ended May 31, 2020. The interest and finance costs incurred by the Company reflect the cost of the debt incurred by the Company to finance operations. During the year ended May 31, 2021, the Company recorded a charge for the fair value of contingent consideration of $357,955 as compared to a credit of the fair value of contingent consideration by $325,309 during the year ended May 31, 2020, related to the acquisition of Just Chill, which arises from the measurement of LFER stock on the 12-month anniversary of the acquisition and subsequent Balance Sheet reporting dates. During the year ended May 31, 2021, the Company recorded a credit change in the fair value of derivative liability of $36,127 as compared to $1,247 during the year ended May 31, 2019.

Net Loss

Net loss from continuing operations for the year ended May 31, 2021, decreased to $1,408,938 from a net loss of $2,432,907 for the year ended May 31, 2020. In addition to the above factors, during the year ended May 31, 2021 the Company recorded a loss on discontinued operations of $25,135. During the year ended May 31, 2020, the Company recorded a loss on discontinued operations of $786,435 and a gain on the disposal of subsidiary of $893,515 related to the disposal of ESD.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) (“Disclosure Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls will be modified as systems change, and conditions warrant.

As of May 31, 2021, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and opera on of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of May 31, 2021 is a result of inadequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2021 that have materially affected or are reasonably likely to materially affect our internal controls.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Title	Date first appointed
Fernando Oswaldo Leonzo	49	Chairman and Director	April 15, 2013 (inception)

Robert Gunther	71	Chief Operations Officer, Treasurer, Secretary and Director	April 15, 2013 (inception)

John Romagosa	41	President and Director	October 10, 2014

Mahmood Khan	69	CEO and Director	July 1, 2021

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Biographical information of each current officer and director is set forth below.

Mr. Fernando “Oswaldo” Leonzo, our Chairman of the Board of Directors since April, 2014, is a founder of, and has been employed by the Company since its inception in April of 2013. Mr. “Oswaldo” Leonzo has over 13 years’ experience in the Food and Beverage industry both from the distribution side as well as the brand side. He has also been working with contract manufacturers and suppliers as well as logistics companies for transshipments both in the U.S. and overseas for both Export and Imports- primarily in Latin America. For the past 15 years Fernando Oswaldo Leonzo has worked for the following companies: Deep River Snacks (NYC Regional Sales Manager from February to December, 2011), Reeds, Inc. (New York Metropolitan Area Sales Manager from January to December, 2010), Cheeseworks, Inc. (Sales Director from December 2008 to December 2009), Presto Food & Beverage, Inc. (President & CEO from July 2001 to December 2008).; Gran Nevada Beverage, Inc. (President from November 2011 to present). He served on the board of directors and founded Presto Food & Beverage, Inc. in 2001. Presto’s the Company beverage brand, SolMaya, grew from zero to over $2 million in sales. This is primarily why he was selected as a director of the Company. Previously, he worked for almost a decade in the financial industry, initially as a sales executive with regional financial firms and later for a major clearinghouse on Wall Street. Prior to his financial service industry experience, he successfully operated a business that distributed recorded music to retailers in the U.S., Mexico and Colombia. He received his undergraduate degree (B.A.) in International Studies from New York University (NYU). He currently serves on the board of directors of the Company.

Mr. Robert Gunther, the Chief Operations Officer, Treasurer and Director since April, 2014, is a founder of the Company since its inception in April of 2013. He has 26 years’ experience in manufacturing. For the past five years, he has managed his own sales business under his own name specializing in products for apparel and construction. From December 1988 to December 2008 he was a Sr. Account Executive with Georgia Narrow Fabrics / Premier Narrow Fabrics in New York City. As the one of the firm’s producing Account Executives, he generated sales to major accounts including Jockey, Fruit of the Loom, Warner, and VF. The product line included a broad range of knit and woven elastic products. In the mid-80s, he helped develop new apparel customers and manufacturing facilities for Hewlett Manufacturing. From July 1971 to April 1986, he was vice president at Gunther & Sharfman, a family-owned apparel manufacturing business. He participated in design, merchandising, sales, purchasing and manufacturing. His background includes 25 years of experience managing in purchasing and negotiation contracts for materials. Gunther has a BS from Long Island University. Mr. Gunther’s extensive business experience combined with his personal interest in the business is expected to provide the Board with insight and guidance in matters of corporate finance, business development and industry strategy.

Mr. John Romagosa, President and Director since October 2014. He is currently the managing director and founder of Latin Sales & Marketing, LLC. (“LSM”), founded in 2012. LSM is a leading brokerage/marketing/consulting firm innovating the retail, foodservice and private label sector of the Hispanic consumer packed goods industry. LSM facilitates the emergence of major Latin manufacturers and US manufacturers for the steadily growing Hispanic market in the USA. Mr. Romagosa’s extensive experience and relationships, within the Hispanic and Ethnic Food industry, will benefit the Board of the Company as it positions the company, its management, its products, and its distribution channels.

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

Mahmood Khan – CEO, Director

Mahmood Khan has been our Chief Executive Officer since February, 2021 and our Director since June, 2021. Mahmood Khan is an entrepreneur with multiple startups in his 30 plus years’ experience leading product strategy, sales and marketing, solution implementations, and customer success and operations programs. He founded SpeechWare, Inc. in 1989, a CRM technology and professional services company in San Jose, CA. He served as CEO and President till 1999. In 2004 he founded G-ESI, a consulting and professional services company, in Santa Clara, CA. In 2008, he co-founded Terra-Polaris, a original arts gallery in Campbell, California and deployed a Cloud based commercial site. In October 2015, he co-founded Crosscode, Inc., an enterprise software mapping and analysis firm located in Minneapolis, Minnesota, and served as sr. VP of Strategy and Customer Success.

Mahmood Khan’s passion is technologies and simplifying complexities using data & software intelligence to create value. He has deep knowledge and experience in software development, migration and modernization of mission critical legacy solutions, ERP, productivity improvements, process optimization, operations and risk management. He has successfully delivered solutions in multiple industries including retail, manufacturing, banking, telecommunications and federal and states. His major clients have included William Sonoma, Sears, Aramark, GM, DreamWorks, USPS, Bay Area Transportation Authority, State of Washington, CA-DOJ, Ericsson, and Telia. He holds an MBA from Pepperdine, B.Sc. from Salford University England, PMI-PMP, and multiple technology certificates.

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

Compliance with Section 16(a) of the Exchange Act

Our Common Stock is not registered pursuant to Section 12 of the Exchange Act. On July 7, 2015, our common stock became registered pursuant to section 12g of the exchange act. Accordingly, our officers, directors and principal shareholders are subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act. Based solely on a review of the copies of these reports furnished to us from our directors and executive officers with respect to our Fiscal Year 2021,  we are not aware of any required Section 16 reports that were not filed as required.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or earned and accrued by each of our named executive officers (as defined under SEC rules) for the fiscal year ended May 31, 2021.

Summary Compensation Table for Fiscal Year Ended May 31, 2021

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and principal position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation

Fernando Oswaldo Leonzo (1)	2021	$30,000	$—	$—	$—	$—	$—
Chairman of the Board

Robert Gunther (1)	2021	$30,000	$—	$—	$—	$—	$—
Chief Operations Officer, Treasurer, Secretary & Director

John Romagosa (1)	2021	$30,000	$—	$—	$—	$—	$—
President & Director

Mahmood Khan	2021	$95,000	$—	$—	$—	$—	$
Chief Executive Officer & Director

(1)	During 2020, the amount of salary that was accrued by the company for Mr. Leonzo, Mr. Gunther and Mr. Romagosa was $30,000 each and $95,000 for Mr. Khan.

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
Chief Executive Officer Chairman of the Board

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

Employment Agreements

Mahmood Khan

Mahmood Khan is the CEO of LFER and all its subsidiaries. He has an “at will” contract with a base salary of $285,000 per year. There are no additional compensation items at this time.

Amit Biyani

Amit Biyani is the President of SmartAxiom. He has an “at will” employee contract. His base salary is $150,000 per year.

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

Outstanding Equity Awards at Fiscal Year-End

As of May 31, 2021, and 2020, there were no outstanding options or warrants to purchase, or other instruments convertible into, common equity of the Company, related to equity awards.

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

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership Common Shares (1)	Percent of class (2)	Preferred Shares	Voting % with Preferred Shares(3)
Common Stock	Fernando Oswaldo Leonzo, Director & Officer	760,000	1.46%	600,000	59.05%
	575 Lexington Ave., 4th Fl. New York, NY 10022

Common Stock	Robert Gunther, Director & Officer	180,000	0.35%	300,000	29.14%
	575 Lexington Ave., 4th Fl. New York, NY 10022

Common Stock	John Romagosa, Director & Officer	312,000	0.60%	200,000	19.80%
	575 Lexington Ave., 4th Fl. New York, NY 10022

All Executive Officers and Directors as a group consisting of 4 individuals		2,673,752	5.13%

Common Stock	Shircoo, Inc.	2,041,392	3.90%
	2350 E. Allview Terrace, Los Angeles, CA 90068

The percent of class is based on 46,424,344 shares of common stock issued and outstanding as of August 30, 2021 plus 5,663,866 shares beneficially owned from the conversion of debt, the execution of warrants and accrued director compensation.

(1)	Shares are restricted and fully vested.

(2)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(3)	Reflects the impact of the 50-1 voting preference of the preferred stock.

 Preferred shares outstanding

Series A Preferred Shares	May 31, 2021
Shares Outstanding
Fernando Oswaldo	600,000
Robert Gunther	300,000
Jerry Gruenbaum	100,000
John Romagosa	200,000

Total	1,200,000

Preferred shares do not have liquidation preferences but have 50-1 preferred voting rights.

The number of Preferred Series B shares outstanding as of May 31, 2021 were:
Holder	Number of Shares
J.Craig Holding Corp.	50,000
Massoud Toghraie	25,000
John Romagosa	25,000
Total	100,000

The number of Preferred Series C shares outstanding as of May 31, 2021 were:
Holder	Number of Shares
Dr. Anshu Sharma, M.D.	150,000
Mahmood Khan	50,000
Rafael Collado	50,000
Axon Capital Management, Inc.	20,000
W. S. Gamble	20,000
Total	290,000

The number of Preferred Series D shares outstanding as of May 31, 2021 were:
Holder	Number of Shares
Amit Biyana	128,822
Twenty-two (22) minority shareholders of Smart Axiom, as a group	81,178
Total	210,000

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

Series B Preferred Stock

We have designated 250,000 shares of Series B Preferred Stock, par value $0.001 per share. As of May 31, 2021, 100,000 shares of our Series B Preferred Stock are issued and outstanding.

The Series B Preferred Stock does not have liquidation preferences. The Series B Preferred Stock has no voting rights except to the extent that they hold Common Stock Shares from conversion, in which case each Common Stock share will be equal to one vote. The Company shall pay the holders of Series B Preferred Stock a 10% annual cash dividend paid quarterly.

Series C Preferred Stock

We have designated 3,000,000 shares of Series C Preferred Stock, par value $0.001 per share. As of May 31, 2021, 290,000 shares of our Series C Preferred Stock are issued and outstanding.

The Series C Preferred Stock does not have liquidation preferences. The Series C Preferred Stock has no voting rights except to the extent that they hold Common Stock Shares from conversion, in which case each Common Stock share will be equal to one vote. The Company shall pay the holders of Series C Preferred Stock a 10% annual cash dividend paid quarterly.

Series D Preferred Stock

We have designated 210,000 shares of Series D Preferred Stock, par value $0.001 per share. As of May 31, 2021, 210,000 shares of our Series D Preferred Stock are issued and outstanding.

The Series D Preferred Stock does not have liquidation preferences. The Series D Preferred Stock has no voting rights except to the extent that they hold Common Stock Shares from conversion, in which case each Common Stock share will be equal to one vote. Each share of the Series D preferred stock converts into 10 shares of the Company’s common stock. The Series D Preferred Stock pays no dividend.

Warrants outstanding

		2021		2020
		Weighted		Weighted
		Average		Average
	Warrants	Exercise price	Warrants	Exercise price
Outstanding	349,000	$4.25	349,000	$4.25
Granted - JC acquisition	—		—
Exercised	—		—
Expired	200,000	$4.25	—
Outstanding	149,000	$4.25	349,000	$4.25

Exercisable at year end	149,000	$4.25	349,000	$4.25

Warrants		Strike
Underlying Shares	Expiration	Price
80,000	September 30, 2021	$4.25
33,000	October 7, 2021	$4.25
6,000	September 20, 2021	$4.25
30,000	September 29, 2021	$4.25
149,000

Securities Authorized For Issuance Under Equity Compensation Plans

We have not adopted any Equity Compensation Plans as of May 31, 2021.

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

Our chairman has also guaranteed certain operating business loans to support the operations. Currently he has guaranteed business loans with Blue Vine and Kabbage.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Effective March 16, 2020, our Board of Directors appointed Boyle CPA LLC (“Boyle”) as our independent registered public accounting firm, to audit our financial statements for the years ended May 31, 2021 and 2020.

The aggregate fees billed to the Company for services rendered in connection with the years ended May 31, 2021 and 2020 are set forth in the table below:

Fee category	2021	2020
Audit fees (1)	$45,000	$80,141
Audit related (2)	15,000	—
Tax fees	—	—
Total fees	$60,000	$81,141

___________

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q, Form 10-K and for services that are normally provided in connection with statutory or regulatory filings or engagements. Total fees billed by Boyle, are $45,000 and $35,000, respectively, covering Form 10-Q and the Form 10-K for the year ended May 31, 2021 and 2020.
(2)	Audit related fees consist of fees incurred for professional services related to the acquisition audit of SmartAxiom, Inc.

Audit Committee’s Pre-Approval Practice

We currently do not have an audit committee. Our board of directors has approved the services described above.

PART IV - FINANCIAL INFORMATION

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Life on Earth, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Life on Earth, Inc. (the “Company”) as of May 31, 2021 and 2020, the related statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended May 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s continuing operating losses, negative working capital and negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of the consolidated financial statements. Management’s plans are also described in Note 2. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for the Smart Axiom, Inc. (“SA”) Acquisition

As discussed in Note 5 to the consolidated financial statements, on April 16, 2021, the Company entered into a stock purchase agreement with SmartAxiom, Inc. (“SA”) and its shareholders providing for the Company to purchase of all the outstanding common stock shares of SA. The Agreement was supplemented by First and Second Addendum Agreements, dated April 30, 2021, and May 11, 2021, respectively. The total purchases price was $5,044,127, based upon the fair value of the common and preferred stock to be issued and the earn out provisions. The Company allocated this fair value to the assets and liabilities, with $5,177,643 allocated to capitalized software, patents, and customer lists. The Company estimated the useful lives of these intangible assets to be five years.

We identified the accounting considerations and related valuations as a critical audit matter. The principal considerations for our determination were the accounting and valuation considerations in determining the valuation of the consideration given, the allocation of the purchase price to the acquired assets and liabilities, and the subsequent valuation of the acquired intangible assets. Auditing these elements is especially challenging and requires auditor judgement due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

Our audit procedures related to the acquisition of SA, included the following, among others: (1) evaluating the relevant terms and conditions of the acquisition agreement, (2) assessing the valuation of the consideration given by the Company and the allocation of the fair value to the assets and liabilities of SA, (3) independently assessing the valuations determined by Management, and (4) recomputing the carrying values of the acquired intangible assets.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2020

Red Bank, NJ
September 3, 2021

331 Newman Springs Road	P (732) 822-4427
Building 1, 4th Floor, Suite 143	F (732) 510-0665
Red Bank, NJ 07701

Life On Earth, Inc.
Consolidated Balance Sheets

	May 31,	May 31,
	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$34,629	$3,831
Accounts receivable, net of allowance for doubtful accounts of $41,900 and $33,356 as of May 31, 2021 and 2020, respectively	5,802	—
Inventory	—	—
Prepaid expenses	3,226	—
Other receivable	70,000	—
Total current assets	113,657	3,831

Other Assets
Furniture and Equipment, net of accumulated depreciation of $15,629 and $0 as of May 31, 2021 and 2020	3,687
Intellectual Property - Software development, net of accumulated amortization of $177,903 and $0 as of May 31, 2021 and 2020, respectively	5,102,000	—

Total Assets	$5,219,344	$3,831

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$2,163,858	$1,833,205
Accrued contingent liability for the purchase cost of the SA acquisition	5,044,127	—
Contingent liability	415,227	57,273
Derivative liability	110,588	146,715
Notes payable - related party	58,491	61,860
Notes payable	118,031	—
Convertible notes payable, net of unamortized deferred financing costs of $29,633 and $99,683 as of May 31, 2021 and 2020, respectively	1,932,964	2,164,498
Lines of credit	37,849	26,124
Total current liabilities	9,881,135	4,289,675

Total Liabilities	9,881,135	4,289,675

Commitments and contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
Series A Preferred Stock, 1,200,000 and 1,200,000 shares issued and outstanding as of May 31, 2021 and 2020, respectively	1,200	1,200
Series B Preferred Stock, 100,000 and 0 shares issued and outstanding as of May 31, 2021 and 2020, respectively	100	—
Series C Preferred Stock, 290,000 and 0 shares issued and outstanding as of May 31, 2021 and 2020, respectively	290	—
Series D Preferred Stock, 210,000 and 0 shares issued and outstanding as of May 31, 2021 and 2020, respectively	210	—
Common stock, $0.001 par value; 200,000,000 shares authorized,
29,548,676 and 13,081,380 shares issued and outstanding, as of May 31, 2021 and 2020, respectively	29,549	13,081
Additional paid-in capital	13,942,216	12,901,158
Accumulated deficit	(18,635,356)	(17,201,283)
Total Stockholders' Deficiency	(4,661,791)	(4,285,844)

Total Liabilities and Stockholders' Deficiency	$5,219,344	$3,831

The accompanying notes are an integral part of these consolidated financial statements

Life On Earth, Inc.
Consolidated Statements of Operations

	For the year ended May 31,
	2021	2020

Sales, net	$—	$—
Cost of goods sold	—	55,701
Gross profit	—	(55,701)

Expenses:
Professional fees	319,955	766,790
Officers compensation	185,000	626,200
Salaries and benefits	16,935	365,487
Other selling, general and administrative	62,402	200,931
Amortization	79,272	—
Impairment of goodwill	—	—
Impairment of intangible assets	—	—
Total expenses	663,564	1,959,408

Loss from operations	(663,564)	(2,015,109)

Other income and (expenses):
Change in fair value of contingent consideration	(357,955)	325,309
Change in fair value of derivative liability	36,127	1,274
Interest and financing costs	(423,546)	(744,461)

Loss from continuing operations	(1,408,938)	(2,432,987)
Loss on discontinued operations	(25,135)	(786,435)
Gain on disposal of subsidiary	—	893,515

Net loss	(1,434,073)	(2,325,907)

Basic and diluted loss per share from continuing operations	$(0.07)	$0.27
	—
Basic and diluted loss per share on discontinued operations	$—	$.0.09

Basic and diluted loss per share on disposal of subsidiary	$—	$0.10

Basic and diluted weighted average number
of shares outstanding	21,123,838	8,987,117

The accompanying notes are an integral part of these consolidated financial statements

Life On Earth, Inc.
Consolidated Statements of Stockholders' Deficiency
For the years ended May 31, 2021 and 2020

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred			Common Stock		Additional	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Paid in capital	Deficit	Deficiency

Balance - June 1, 2019	1,200,000	$1,200	—	$—	—	$—	—		$—	8,042,075	$8,042	$12,115,864	$(14,875,376)	$(2,750,270)

Issuance of common shares for services										645,029	645	379,500		380,145
Issuance of common shares to Directors										633,865	634	340,361		340,995
Issuance of common shares for sale of subsidiary										78,398	78	62,640		62,718
Issuance of common shares for deferred financing costs										235,750	236	62,309		62,545
Issuance of common shares for convertible debt										4,496,543	4,497	201,334		205,830
Common shares retired and cancelled										(291,000)	(291)	(261,609)		(261,900)
Net loss													(2,325,907)	(2,325,907)

Balance - May 31, 2020	1,200,000	$1,200	—	$—	—	$—		$		13,081,380	$13,081	$12,901,158	$(17,201,283)	$(4,285,844)

Sale of Series B preferred shares			100,000	100								99,900		100,000
Sale of Series C preferred shares					290,000	290						289,710		290,000
Sale of Series D preferred shares							210,000		210			(210)
Issuance of common shares for convertible debt										14,801,203	14,801	486,969		501,770
Issuance of common shares for finance costs related to convertible debt										1,297,500	1,298	136,615		137,913
Issuance of common shares for services										368,593	369	28,074		28,443
Net loss													(1,434,073)	(1,434,073)

Balance - May 31, 2021	1,200,000	$1,200	100,000	$100	290,000	$290	210,000		$210	29,548,676	$29,549	$13,942,216	$(18,635,356)	$(4,661,791)

The accompanying notes are an integral part of these consolidated financial statements

10

Life On Earth, Inc.
Consolidated Statements of Cash Flows
For the years ended
	May 31,
	2021	2020

Cash Flows From Operating Activities
Net loss	$(1,434,073)	$(2,325,907)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	28,443	579,067
Depreciation and amortization	79,273	92,000
Goodwill impairment	—	195,000
Impairment of intangible assets	—	299,000
Provision for obsolete and excess inventory	—	96,609
Amortization of interest and financing costs	—	542,317
Share based finance costs	219,571	16,825
Provision for bad debts	990	(57,506)
Change in fair value of contingent liability	357,954	(325,309)
Change in fair value of derivative liability	(36,127)	—
Disposal of discontinued subsidiary	—	(812,677)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(990)	89,047
Inventory	—	118,894
Prepaid expenses and other current assets	149	77
Other receivable	(70,000)
Increase (decrease) in:
Accounts payable, accrued expenses and contingent liability	467,203	913,578
Cash used by operating activities of continuing operations	(387,607)	(578,985)
Cash used by operating activities of discontinued operations	(25,135)	—
Cash used by operating activities	(412,742)	(578,985)

Cash Flows From Investing Activities
Acquisition of subsidiary, net of cash acquired	39,878	—
Cash used by investing activities	39,878	—

Cash Flows From Financing Activities
Repayment of notes payable	—	(54,042)
Proceeds from notes payable	30,000	—
Repayment of notes payable	(1,288)
Proceeds from lines of credit, net of financing costs	19,426	58,649
Payment of lines of credit	(31,107)	(67,256)
Proceeds from loans payable - related party	5,631	53,369
Repayment of loans payable - related party	(9,000)	(5,300)
Proceeds from convertible notes payable, net of financing costs	—	447,240
Repayment of convertible notes payable	—	(6,000)
Proceeds from sale of Series B preferred stock	100,000	—
Proceeds from sale of Series C preferred stock	290,000	—
Cash (used)/provided by financing activities	403,662	426,660

Net Increase (decrease) in Cash and Cash Equivalents	$30,798	$(152,325)

Cash and Cash Equivalents - beginning	3,831	156,156

Cash and Cash Equivalents - end	$34,629	$3,831

Supplemental Disclosures of Cash Flow Information
Noncash investing and financing activities:
Derivative liability associated with convertible debt	$110,588	$146,715

Common stock issued to satisfy accounts payable and accrued expenses	$—	$184,885

Common stock issued for convertible debt	$501,770	$205,830

Common stock issued with convertible debt as financing fee	$137,913	$62,545

Common stock issued for sale of subsidiary	$—	$62,718

The accompanying notes are an integral part of these consolidated financial statements

Life On Earth, Inc.

Notes to Consolidated Financial Statements

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

Life On Earth, Inc. is a cloud enterprise software developer/ provider that enables rapid innovation to keep enterprise operations safe, compliant and manageable. The Company’s products offered are designed to help organizations innovate and modernize legacy systems while minimizing cost and risk of business disruptions and ensure regulatory compliance. Through its recent acquisition of SmartAxiom, Inc., the Company now has the capabilities of offering software that manages and secures the Internet-of-Things (IoT) through patented, lite blockchain technology running among those devices at the edge of the Internet and enabling them to defend themselves. Our peer-to-peer distributed ledgers improve security, latency, reliability and manageability. We have uniquely created, through our SmartAxiom subsidiary, the first true endpoint-to-cloud blockchain solution, while our IoT Smart Contracts manage NFTs and push intelligence to the edge. The SmartAxiom technology is proving value in verticals such as smart buildings, manufacturing lines and shipment tracking. It interoperates with enterprise systems such as IBM Blockchain and Microsoft Azure and is proven on many ARM and Intel based microcontrollers such as those from Intel, NXP, Renesas, Marvell, and Broadcom. The Company was a brand accelerator and incubator Company that was focused on building and scaling concepts in the natural consumer products category. The Company’s previous business model focused and long-term forward-looking vision to consumers in the health, wellness and lifestyle spaces through superior branding, product quality, and direct to consumer and retail experience within the CPG industry.

The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Smart Axiom Inc. (“SA”), Victoria’s Kitchen, LLC (“VK”) and The Chill Group, LLC (“JC”). All intercompany transactions and balances have been eliminated in consolidation.

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

LFER was incorporated in Delaware in April 2013 and acquired SA in May 2021, VK in October 2017, and JC in August 2018.

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

Net Loss Per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As of May 31, 2021, and 2020, respectively, warrants and convertible notes payable could be converted into approximately 3,088,000 and 2,779,000 shares of common stock, respectively.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of May 31, 2021 and does not expect this to change significantly over the next 12 months.

Accounting for Equity Awards

The cost of services received in exchange for an award of equity instruments related to employees and non-employees is based on the grant-date fair value of the award and allocated over the requisite service period of the award.

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents.

At May 31, 2021 and 2020, respectively, the Company had cash and cash equivalents of $34,629 and $3,831 respectively. At May 31, 2021 and May 31, 2020, cash equivalents were comprised of funds in checking accounts, savings accounts and money market funds.

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

As of May 31, 2021, and May 31, 2020, the allowance for doubtful accounts was $41,900 and $33,356, respectively.

Inventory

Inventory consists of finished goods and raw material which are stated at the lower of cost (first-in, first-out) and net realizable value and include adjustments for estimated obsolete or excess inventory. A significant change in demand for certain products as compared to forecasted amounts may result in recording additional provisions for obsolete inventory. During the years ended May 31, 2021 and 2020, the Company recorded and provision for obsolete and excess inventory of $0 and $96,000, respectively, which was recorded as cost of goods sold. On May 31, 2021 and 2020, there was $0 on hand.

Intangible Assets

The Company's intangible assets include developed technology, customer relationships and tradenames and were acquired in a purchase business combination. The Company carries these intangibles at cost, less accumulated amortization. Amortization is recorded on a straight-line basis over the estimated useful lives of the respective assets, which is estimated to be 5 years.

Costs that are related to the conceptual formulation and design of licensed software programs are expensed as incurred to research, development and engineering expense; costs that are incurred to produce the finished product after technological feasibility has been established are capitalized as an intangible asset. Capitalized amounts are amortized on a straight-line basis over periods ranging up to five years. The company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue.

There were no indefinite-lived intangible assets as of May 31, 2021 or 2020.

The Company reviews its finite-lived intangible and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Fair value of finite-lived intangible assets and property and equipment is based on various valuation techniques. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value.

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

Advertising

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to approximately $15,449 and $38,639 for the years ended May 31, 2021 and 2020, respectively.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses (“ASU 2016-13”), which changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU become effective for fiscal years beginning after December 15, 2019. and must be adopted using a modified retrospective transition approach. The Company adopted ASU 2016-13 which did not have a material impact on Company’s financial statements.

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

The Company has incurred losses from inception of approximately $18,600,000, has a working capital deficiency of approximately $9,800,000 and a net capital deficiency of approximately $4,700,000, which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. As of May 31, 2021, the Company did not have sufficient cash on hand to fund operations for the next 12 months. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and receive additional loans from third parties and related parties. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

Sales and Accounts Receivable

One customer accounted for 100% of the Company’s accounts receivable as of May 31, 2021.

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

The carrying value of our contingent liability approximated the fair value as of May 31, 2021 in considering Level 1 inputs within the hierarchy.

The carrying value of our derivative liability as of May 31, 2021 approximated the fair value in considering Level 3 inputs within the hierarchy. The Company’s derivative liability is measured at fair value using the Black Scholes valuation methodology.

For the year ended May 31, 2021 the following input were utilized to derive the fair value of our derivative liability:

May 31,
2021
Risk free interest rate	0.14% - 0.13%
Expected dividend yield	0
Expected term (in years)	1
Expected volatility	16.95% -38.84%

The following tables set forth by level, within the fair value hierarchy, the Company’s financial instruments carried at fair value as of May 31, 2021 and May 31, 2020:

	May 31, 2020
	Level 1	Level 2	Level 3	Total
Contingent liability	$415,227	$—	$—	$415,227
Derivative liability	—	—	110,588	110,588
Total	$415,227	$—	$110,588	$525,815

	May 31, 2020
	Level 1	Level 2	Level 3	Total
Contingent liability	$57,273	$—	$—	$57,273
Derivative liability	—	—	146,715	146,715
Total	$57,273	$—	$146,715	$203,988

Note 5 – SA ACQUISITION

On April 16, 2021, the Company entered into a stock purchase agreement with SmartAxiom, Inc. (“SA”) and its shareholders providing for the Company to purchase of all the outstanding common stock shares of SA. The Agreement was supplemented by First and Second Addendum Agreements, dated April 30, 2021, and May 11, 2021, respectively.

The SA Acquisition Agreement and the First and Second addendum agreements provide for the purchase of 100% of the SA’s issued and outstanding shares, providing for the Company’s acquisition of SA with consideration consisting of 13,000,000 shares of the Company’s common stock; 210,000 shares of the Company’s new Series D Convertible Preferred Shares, convertible, over an eighteen month earn out schedule, into our common stock shares with a floor price of twenty cents, and an earn-out, as defined, by SA to be paid in our common stock. The SA Agreement also specifies that the liabilities acquired by the Company will be limited to $75,000. We will also provide an additional $2,000,000 in working capital from the public or private markets by no later than 18 months from the close of the SA Acquisition. On May 11, 2021, we closed on the SA Acquisition.

The acquisition of SA supports the Company’s strategic initiatives. SmartAxiom’s patented software technology manages and secures IoT systems through patented, lite blockchain and cyber security technologies.

The following table summarizes the purchase price as of May 11, 2021, the date of acquisition:

Issuance of 13,000,000 shares of the Company’s common stock per share	$2,730,000
Issuance of 210,000 Series 'D" Preferred convertible stock, each share is convertible into 10 common shares	203,613
A maximum of $2,200,000 of LFER common shares to be issued, subject to an earn-out, as defined, by SA over 18 month period from closing date of the acquisition.	2,221,777
Excess of SA liabilities over the $75,000 acquired by the Company	(111,263)
Total purchase consideration	$5,044,127

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed on May 11, 2021, the date of acquisition:

Cash	$39,878
Accounts receivable, net of an allowance for doubtful account of $7,554	5,802
Prepaid expenses and other current assets	3,375
Furniture and fixture, net	3,687
Intangible assets - Capitalized software development costs, patents, customer lists net of accumulated amortization of 98,630;	5,177,643
Accounts payable and accrued expenses	(73,533)
Line of credit	(23,406)
Notes payable	(89,319)
Total purchase consideration	$5,044,127

The intangibles consist of capitalized software development costs, patents and customer lists and are being trademarks amortized over a 5-year period from the date of acquisition. For the period ended May 31, 2021, the Company recorded amortization expense of $39,708. We performed an analysis of the intellectual property acquired from SA. This analysis involved a net present value (“NPV”) calculation over the current 5-year projections for the intellectual property. Based on our analysis, no impairment is required as of May 31, 2021.

Estimated future amortization of the intangible assets are as follows:

2022	$1,055,981
2023	1,055,981
2024	1,055,981
2025	1,055,981
2026	878,076
$5,102,000

From the date of acquisition through May 31, 2021, SA generated $0 net sales, incurred approximately $89,000 of operating expenses, including $79,272 of amortization, and a net loss of approximately $89,000.

The following table presents the unaudited pro forma consolidated statements of operations for the year ended May 31, 2021:

	LFER	SA	Proforma Combined

Sales, net	$36,028	$38,300	$74,328
Cost of goods sold	25,335	5,714	31,048
Gross profit	10,693	32,586	43,280

Operating expenses	611,297	1,218,609	1,829,906

Net loss before other expenses	(600,604)	(1,186,022)	(1,786,626))

Other expenses, net	(745,374)	(3,963)	(749,337))

Net loss from continuing operations	$(1,345,978)	$(1,189,986)	$(2,535,964)

 The following table presents the unaudited pro forma consolidated statements of operations for the year ended May 31, 2020:

	LFER	SA	Proforma Combined

Sales, net	$64,407	$63,415	$127,822
Cost of goods sold	166,681	31,679	198,360
Gross profit	(102,274)	31,736	(70,538)

Operating expenses	2,618,373	1,193,797	3,812,170

Net loss before other expenses	(2,720,647)	(1,162,061)	(3,882,708))

Other expenses, net	(417,937)	(5,679)	(423,616))

Net loss from continuing operations	$(3,138,584)	$(1,167,740)	$(4,306,324)

Note 6 – ESD DISCONTINUED OPERATIONS

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

Accordingly, the results of operations for ESD have been reclassed to discontinued operations for the year ended May 31, 2020. The Company recognized a loss from discontinued operations of $80,838 during the year ended May 31, 2020, related to the ESD operations.

Below are the results from discontinued operations for the year ended May 31, 2021 and 2020:

	For the year ended May 31,	For the year ended May 31,
	2021	2020
Sales, net	$0	$5,911
Cost of goods sold	0	16,303
Gross profit	0)	(10,392)
Operating expenses	0	33,321
Loss from operations	0)	(43,713)
Other expenses:
Interest and finance costs	0)	(8,074)
Loss on sale of fixed assets	0)	(29,050)
Net loss	$0)	$(80,838)

The table below summarizes the net assets and liabilities of the discontinued operations of ESD that were discharged during the year ended May 31, 2020.

Liabilities
Accounts payable and accrued expenses	$851,481
Lines of credit	42,034
Total Liabilities	$893,515

Note 7 – JCG ACQUISITION

To support the company’s strategic initiatives, the Company acquired JCG and the JCG brands.

Effective August 2, 2018, the Company entered into an agreement (the “JCG Agreement”) to acquire all of the outstanding stock of JCG in exchange for 327,293 shares of the Company’s restricted common stock valued at $1.95 per share for a total value of approximately $638,000. If these shares are trading below $1.50 after August 2, 2019, the Company would be required to issue additional shares so that the value of the 327,293 shares plus these additional shares, with a floor price of $1.00, will be equal to $900,000. On August 2, 2019, the 12-month anniversary of the acquisition of JCG the Company determined that the Company’s stock price closed below the contractual floor for remeasurement of the purchase consideration and additional consideration was due to the sellers. As of May 31,2019, the Company accrued approximately $383,000 to reflect the fair value of the contingent consideration related to the acquisition. During the years ended May 31, 2021, and 2020, respectively, The Company recorded a charge in the statement of operations for a change in the fair value of the contingent liability of $357,955 and recorded a credit in the statement of operations for the change in the fair value of the contingent liability of $325,309, during the years ended May 31, 2021 and 2020, respectively. On July 15, 2021, the Company issued 572,727 contingent shares valued at $0.11 per share.

The JCG Agreement also provides for the issuance of a warrant for 200,000 shares of common stock with a two-year term and an exercise price of $4.25 with a value of approximately $9,400. The warrants expired on August 2, 2020. The JCG Agreement also provides for an additional 218,182 shares of restricted common stock to be issued when the gross revenues of the JCG brands reach $900,000 in a twelve-month period. The JCG Agreement further provides for additional shares of restricted common stock, with a market value of $500,000 on the date of issuance, to be issued when the gross revenues of the JCG brands reach $3,000,000 in a twelve-month period, and again when the gross revenues of the JCG brands reach $5,000,000 in a twelve-month period. The JCG Agreement also provides for the issuance of the restricted common stock and warrants to the shareholders of JCG on a pro rata basis according to their respective percentage of ownership as of August 2, 2018. The restricted common stock may not be transferred, sold, gifted, assigned, pledged, or otherwise disposed of, directly or indirectly, for a period of twelve months (the “Lock-Up Period”). After the Lock-Up Period, the maximum shares that may be sold by each restricted common stockholder during any given one-day period shall be 5% of their total holdings or no more than 20% of the average trading volume of the preceding 30 days, whichever is less. The Company has determined the value of the contingent shares and warrants, in excess of the initial 327,293 shares, to be approximately $722,000, for a total purchase price value of approximately $1,360,000.

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

The intangibles relate to trademarks and copyrights acquired in the JC acquisition and are being amortized over a 5-year period. During the years ended May 31, 2021 and 2020 the Company recorded amortization expense of $92,000 and $0, respectively, related to the JC intangibles. The Company recorded an impairment charge of $725,000 against the intangibles recorded related to the acquisition of JCG during the year ended May 31, 2019, and recorded an impairment charge of $299,000 during the year ended May 31, 2020. The balance of the intangibles related to the JC acquisition as of May 31, 2021 and 2020 was $0.

Note 8 – DISCONTINUED OPERATIONS

During the year ended May 31, 2021, the Company discontinued the wholesale beverage distribution operations, and the Company announced its intention divest away from its business as a Consumer-Packaged Goods (“CPG”) Company. Accordingly, the Company’s results of operations for the year ended May 31, 2020, reflect a charge in the aggregate amount of $786,436,

The following table details of the Company’s discontinued operations for the years ended May 31, 2021, and 2020:

	2021	2020
LFER	$25,135
ESD	—	$80,838
VK	—	241,214
JCG	—	464,384
	$25,135	$786,436

Note 9 – INTANGIBLE ASSETS

Intangible assets as of May 31, 2021 and 2020 were as follows:

	May 31, 2021	May 31, 2020
Intangible assets:
Intangible assets to be amortized:
Brand recognition, business relationships and customer lists	$—	$1,185,000
Software development, patents, business relationships and customer lists acquired from SA	5,181,272

Less: accumulated amortization:
Intangible assets to be amortized:
Brand recognition, business relationships and customer lists	—	161,000
Software development, patents, business relationships and customer lists acquired from SA	79,272

Less: Impairment	—	1,024,000

Net book value at the end of period	$5,102,000	$—

The Company amortizes its intangible assets using the straight-line method over a 5 year period. The Company reviews its intangible assets when there are indications of performance issues. During year ended May 31, 2020, the JCG brands did not perform at the level we anticipated, and sales milestones were not achieved. The Company did not have the resources to support the brand during year ended May 31, 2020 and this had a direct impact on its performance. Based on this review and analysis, the Company recorded an impairment charge of $299,000 against the intangibles recorded related to the acquisition of JCG during the year ended May 31, 2020.

Amortization expense for the years ended May 31, 2021 and 2020 was $79,272 and $92,000, respectively.

Note 10 - GOODWILL

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from VK. The changes in the carrying amount of goodwill for the years ended May 31, 2021 and 2020 were as follows:

	May 31, 2021	May 31, 2020

Balance – beginning	$—	$195,000
Less-impairment	$—	$195,000

Balance – end	$—	$—

Goodwill resulting from the business acquisitions had been allocated to the financial records of the acquired entity. The Company did not have the resources to support the brand during years ended May 31, 2021 and 2020 and this had a direct impact on its performance. Based on this review and analysis, the Company recorded an impairment charge of $195,000 during the year ended May 31, 2020.

Note 11 – NOTES PAYABLE – RELATED PARTIES

On January 23, 2019, ESD issued a demand note in the amount of $10,000 to a related party. The note is unsecured, bears interest at an annual rate of 20% and had an original maturity date of March 1, 2019. On March 12, 2019, the obligations due under the terms of the note were assigned to the Company. The maturity date on the note had been extended to March 1, 2020. During years ended May 31, 2021 and 2020, the Company recorded interest expense of $2,000 and $2,000, respectively, and accrued interest on the note at May 31, 2020 amounted to $4,707.

On January 28, 2020, the Company issued a demand note in the amount of $8,200 to a related party. The note is unsecured, bears interest at an annual rate of 20% and has maturity date of January 28, 2021. During the years ended May 31, 2021 and 2020, the Company recorded interest expense of $1,640 and $557, respectively.

Prior to ESD’s bankruptcy declaration, ESD became indebted to certain creditors in the total amount of $45,169 which indebtedness was personally guaranteed by Fernando Leonzo, the Company’s CEO. The debt was not protected under the ESD bankruptcy. On February 20, 2020, the Company and Fernando Leonzo entered into an agreement under which Fernando Leonzo would discharge the indebtedness personally and directly and the Company would pay Fernando Leonzo, $3,000 per month beginning February 2020 until such time that the indebtedness is fully discharged. Interest will accrue at an annual rate of 5% on any monthly payments not made by the 21st of the month. As of May 31, 2021, the Company paid a total of $14,300 to Fernando Leonzo in accordance with this agreement. During the years ended May 31, 2021 and 2020, the Company recorded interest expense of $1,991 and $527, respectively.

The following table summarizes the Company’s Note Payable – Related Parties as of May 31, 2021:

Issue Date	Maturity Date	Interest Rate	Original Amount	Accumulated Payments as of May 31, 2021	Accumulated Accrued interest as of May 31, 2021	Balance May 31, 2021

1/23/2019	3/1/2020	20%	$10,000	$—	$4,707	$14,707

1/28/2020	1/28/2021	20%	$8,200	$—	$2,197	$10,397

2/20/2020	2/19/2021	5%	$45,169	$14,300	$2,518	$33,387

						$58,491

The following table summarizes the Company’s Note Payable – Related Parties as of May 31, 2020:

Issue Date	Maturity Date	Interest Rate	Original Amount	Accumulated Payments as of May 31, 2020	Accumulated Accrued interest as of May 31, 2020	Balance May 31, 2020

1/23/2019	3/1/2020	20.0%	$10,000	$—	$2,707	$12,707

1/28/2020	1/28/2021	20.0%	$8,200	$—	$557	$8,757

2/20/2020	2/19/2021	5.0%	$45,169	$5,300	$527	$40,396

				Total		$61,860

Note 12 – NOTES PAYABLE

On September 15, 2020, the Company issued a Note in the principal amount of $30,000 which had a maturity date of December 15, 2020. The Note was note repaid by the maturity date and thus bears interest at an annual rate of 6% from the date of maturity. During years ended May 31, 2021 and 2020, the Company recorded interest expense of $528 and $0, respectively.

As part of the SA Acquisition, the Company has the following loans outstanding:

	Date of note	Amount	Maturity date	Annual interest Rate	Interest exp 5/11-5/31/21
PayPal Loan	04/22/21	$50,000	04/22/22	6.9%	$253
SBA PPP Loan	5/2/2021	12,937	05/02/26	1.0%	$—
SBA PPP Loan	4/16/2020	3,500	None	Waived	Waived
SBA EIDL Loan	10/6/2020	11,500	10/06/50	3.75%	$—
Short Term Loan		10,094	Demand	0.0%	$—
Total		$88,031			$253

The Company has applied for forgiveness from the SBA for the outstanding PPP loans. The aggregate balance of the Company’s notes outstanding as of May 31, 2021, and 2020 was $118,031 and $0, respectively.

As of May 31, 2021, future principal payments of the notes payable were approximately as follows:

For the twelve months ending May 31,

2022 $	60,094

Note 13– CONVERTIBLE NOTES PAYABLE

The following table summarizes the Company’s convertible notes payable as of May 31, 2021 and May 31, 2020:

	31-May-21			May 31, 2020
	Unamortized deferred finance costs and original issue discount	Principal	Net	Unamortized deferred finance costs and original issue discount	Principal	Net
2017 NPA Notes	—	737,500	737,500	—	737,500	737,500
The 2nd Note Offering	—	280,000	280,000	—	355,000	355,000
2021 Note Issuances	29,633	77,000	47,367
2020 Note Issuances	—	385,500	385,500	83,277	504,300	421,023
2019 Note Issuances	—	482,597	482,597	16,406	667,381	650,975

	$29,633	$1,962,597	$1,932,964	$99,683	$2,264,181	$2,164,498

As of May 31, 2021, 15 convertible notes with principal amounts aggregating $1,885,597 have passed their maturity date, of which, one convertible note with a principal of $100,000 is in default as the holder has submitted a request for payment and declared in default by the note holder.

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

On January 26, 2018, the Company entered into an NPA, pursuant to which the Company issued a Note in the amount of $125,000 (the “Note Purchase”). The Note bears interest at 7% per annum and had an original maturity date of January 26, 2019. In connection with the NPA, the Company and the Purchaser also entered into a Side Letter, pursuant to which, as additional consideration for the NPA, the Company agreed to (i) pay to the Purchaser, the first $125,000 in cash proceeds received by the Company in connection with a NPA from third parties unaffiliated with the Purchaser (the “Cash Payment”) shall be used to reduce the amount due to the Purchaser under the $175K Note, and (ii), with certain exceptions, not issue any shares of common stock or other securities convertible into shares of common stock unless and until the Cash Payment has been made in full. In January 2019, the $125,000 note which was issued on January 26, 2018 plus accrued and unpaid interest amounting to $8,654 was converted into 178,205 shares of the Company’s common stock at $0.75 per share. As of May 31, 2021, and May 31, 2020, the outstanding balance was $0, respectively.

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

The Company recorded interest expense of $51,625 and $51,625 during years ended May 31, 2021 and 2020, respectively, on the 2017 NPA Notes. The total amount of accrued and unpaid interest expense on the 2017 NPA Notes as of May 31, 2021 and May 31, 2020 was $159,260 and 107,635, respectively. As of May 31, 2021, and May 31, 2020, the outstanding balance was $737,500 and 737,500, respectively.

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

Effective as of June 17, 2021, we settled litigation with Gankaku Living Trust (“Gankaku”), Gankaku Living Trust v. Life on Earth, Inc., Case No. 655189/2019 (New York Supreme Court) (the “Settlement”) in connection with Gankaku’s complaint on September 12, 2019 claiming a breach of contract and default upon a Note. The Settlement provides that Gankaku file with the Court a Satisfaction of Judgment and Stipulation of Discontinuance, which stipulation was filed by Gankaku on June 24, 2021. This Settlement does not involve the issuance of any additional shares to Gankaku as part of the settlement amount.  The Settlement settles all matters pertaining to the Gankaku complaint and litigation, and we no longer owe Gankaku any further consideration. As per the Settlement Agreement, both parties mutually released one another from any and all claims. As a result of this settlement, the Company paid Gankaku $100,000 of principal and $21,976 of accrued interest.

During the year ended May 31, 2021, two (2) investors converted $75,000 of notes into 3,125,000 shares of the Company’s common stock at $0.024 per share and each investor irrevocably waived the accrued interest totally $7,451, which was recorded as a credit to interest and finance costs in the statement of operation for the year ended May 31, 2021.

The Company recorded interest expense of $23,650 and $26,150 for the years ended May 31, 2021, and 2020, respectively. The total amount of accrued and unpaid interest expense on the 2nd Note Offering as of May 31, 2020 was $62,668 and $46,469, respectively. As of May 31, 2021 and 2020 the outstanding balance of the 2nd Note was $280,000 and $355,000, respectively.

The 2021 Notes

On March 19, 2021, the Company issued three (3) convertible Notes to three (3) investors. The aggregate principal amount of the Notes is $77,000, which includes an original issue discount (“OID”) amount that totals $7,000. The OID was recorded as a finance cost on the date the Note were issued.

The 2021 Notes bear interest at an annual rate of 8% and each has a maturity date of December 19, 2021. As consideration for the 2021 Notes, the Company issued 450,000 shares of the Company’s common stock at prices ranging from $0.84-$0.85 per share. As a result of this transaction the Company recorded deferred finance costs of $38,100 during the year ended May 31, 2021, which is being amortized over the life of the note. The Company recorded amortization expense of $8,467 during the year ended May 31, 2021. As of May 31, 2021, and 2020 the amount of unamortized capitalized finance costs amounted to $29633 and $0, respectively. As of May 31, 2021, and 2020 the outstanding balance of the 2021 Notes was $77,000 and $0, respectively.

The 2020 Notes

On September 10, 2019, the Company issued a Convertible Promissory Note, in the principal amount of $110,000 which matures on September 9, 2020. The note bears interest at an annual rate of 10% and is due on maturity. The note was issued with a 10% original issue discount. On or after the maturity date, the note may be converted into the Company’s common stock at a conversion price equal to $0.75 per share or 70% of the average closing price on the primary trading market on which the Company’s common stock is quoted for the last thirty (30) trading days immediately prior to but not including the conversion date, whichever is lower (the “Conversion Price”). Upon the occurrence of any Event of Default, as defined by the note, then the conversion price shall be reduced to a price of $0.60 per share or 56% of the average closing price on the primary trading market on which the Company’s common stock is quoted for the last thirty (30) trading days, whichever is lower. As additional consideration for the funding of the note, the Company has issued an aggregate of 33,000 restricted shares of the Company’s common stock as of the date of the note at $0.54 per share. As a result of this transaction, the Company recorded deferred finance costs totaling $28,820, which is being amortized over the life of the note. The Company recorded $10.808 and $18,012 of Amortization expense during the years ended May 31, 2021, and 2020, respectively. The Company received a notice of default and breach of contract notice from the Note Holder. The default annual interest rate is 20%. The Company recorded interest expense of $23,899 and $7,956 during the years ended May 31, 2021, and 2020, respectively. As of May 31, 2021, and 2020, the outstanding balance of the Note was $110,000 and $110,000, respectively.

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

On September 23, 2019, the Company issued a 10% Convertible Redeemable Note, in the principal amount of $287,500 which matures on September 23, 2020. The note bears interest at an annual rate of 10% and is due on maturity but may be paid during the term of the note in Company common stock. Any portion of the principal amount note may be converted into the Company’s common stock at a conversion price equal to 60% of average of 2 lowest closing days with 15-day lookback, based on conversion notice date. The proceeds of the note were reduced by $37,500 to pay for management fees and legal services. As a result of this transaction, the Company recorded a derivative liability of $122,174 and a deferred finance cost totaling $159,674, which is being amortized over the life of the note. During the years ended May 31, 2021, and 2020, the Company recorded amortization of the deferred finance cost of $59,879 and $99,795, respectively. Also, the Company recorded credit changes in the fair value of the derivative liability of $1,070 and $10,516 during the years ended May 31, 2021 and 2020, respectively. The Company recorded interest expense of $26,713 and $19,765 during the years ended May 31, 2021 and 2020, respectively. On May 28, 2020, the note holder converted $6,500 of principal and $438 of accrued interest into 564,072 shares of the Company’s common stock at $0.0123 per share, and, on June 15, 2020, the note holder converted $5,500 of principal into 666,590 shares of the Company’s common stock at $0.0103 per share. As of May 31, 2021, and May 31, 2020, the outstanding balance was $275,500 and $281,000, respectively.

On July 19, 2021, The Company and the note holder agreed to settle the outstanding balance of the 10% Convertible Redeemable Note whereby the note holder converted $213,878 of the note at the note’s applicable conversion price (10%) into 2,138,775 shares of the Company’s common stock and the remaining balance of the note ($111,665) was satisfied via the Company’s cash payment of $45,331 to be paid upon the closing of the borrower’s Series C Preferred financing and the Company issued the note holder, 66,333 shares of the Company’s Series C Preferred Shares.

On October 25, 2019, the Company issued a Convertible Promissory Note, in the principal amount of $68,000 which matures on October 25, 2020. Under the terms of the Note, in the event of a default, the principal amount of the note shall increase by 150%. Because the Company failed to timely deliver shares of its common stock to the Note Holder upon receipt of the Note Holder’s notice of exercise of conversion, the note was placed in default. As a result, the Company recorded a finance expense of $34,000 during the year ended May 31, 2020. The note bears interest at an annual rate of 10% and is due on maturity. Any portion of the principal amount note may be converted into the Company’s common stock at a conversion price equal to 65% of average of 2 lowest closing days with a 15-day lookback based on the conversion notice date. The proceeds of the note were reduced by $7,760 to pay for management fees and legal services. As a result of this transaction, the Company recorded a derivative liability of $25,815 and deferred finance costs totaling $33,575, which is being amortized over the life of the note. During the year ended May 31, 2020, the note holder converted $26,700 of principal into an aggregate of 2,438,112 shares of the Company’s common stock at conversion prices ranging from $0.0069-$0.0136 per share. During the years ended May 31, 2021, and 2020, the Company recorded amortization of deferred finance cost of $12,590 and $20,985, respectively. During the years ended May 31, 2021, and 2020, the Company recorded interest expense of $6,086 and $4,355, respectively. During the year ended May 31, 2021, the Company also recorded a credit in the statement of operations for the change in the fair value of the derivative liability of $27,420 and a charge in the statement of operations for the change in the fair value of the derivative liability of $1,605 during the year ended May 31, 2020. During the year ended May 31, 2021, the note holder converted $57,400 of principal into an aggregate of 5,407,042 shares of the Company’s common stock at conversion prices ranging from $0.0101-$0.0121 per share. On March 23, 2021, the Company and the note holder reached a settlement and, as of that date, The Company no longer owes the note holder any further consideration.

On March 5, 2020, the Company issued a Convertible Promissory Note, in the principal amount of $38,000 which matures on March 5, 2021. The note bears interest at an annual rate of 10% and is due on maturity. After 180 days of the issuance of the Note, the note may be converted into the Company’s common stock at a conversion price equal to 61% of the average closing price on the primary trading market on which the Company’s common stock is quoted for the last twenty (20) trading days immediately prior to but not including the conversion date. As a result of this transaction, the Company recorded a derivative liability of $7,637 during the year ended May 31, 2020. The Company recorded a credit in the amount of $7,637 as a change in the fair value of the derivative liability during the year ended May 31, 2021. The Company recorded interest expense of $3,071 and $895 during the years ended May 31, 2021, and 2020, respectively. On March 23, 2021, the Company and the note holder reached a settlement and, as of that date, the Company no longer owes the note holder any further consideration. As of May 31, 2021, and 2020, the outstanding balance was $0 and $38.000, respectively. On March 23, 2021, the Company and the note holder reached a settlement and, as of that date, The Company no longer owes the note holder any further consideration.

On March 23, 2021, the Company and the note holder of the Notes issued on October 25, 2019, and March 5, 2020 reached a settlement and, as of that date, agreed that the Debt Obligations shall be paid, as follows: (i) the Company shall pay note holder $70,000 and (ii) 700,000 Common Stock Shares of the Company, which were issued on March 23, 2021 at $0.109 per share. As a result of this transaction the Company recorded a finance expense of $90,400. The Company no longer owes the note holder any further consideration.

The 2019 Notes

On October 29, 2018, the Company issued a Secured Promissory Note (“SPN”), in the principal amount of $131,250 which had an original maturity date of November 15, 2019. The SPN does not bear interest. The SPN was issued with a 5% original issue discount. Under the terms of the Note, the Company shall repay the SPN note holder in 12 equal monthly installments of $10,938 beginning December 15, 2018. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 20,000 restricted shares of the Company’s common stock as of the date of the SPN at $1.60 per share and is obligated to issue an additional 20,000 shares, 180 days from the date of the SPN and an additional 20,000 shares, 270 days from the date of the SPN. As a result of this transaction, the Company recorded a deferred finance cost of $102,250, which is being amortized over the life of the SPN. On November 29, 2019, the maturity date of the note was extended to November 15, 2020. All other terms of the note remain the same. In consideration for the extension of the maturity date, the Company issued 131,250 shares of the Company’s restricted common stock, at $0.25 per share, the closing market price per share. As a result, the Company has recorded an additional deferred finance cost of $32,813. During the year ended May 31, 2021 and 2020, the Company recorded amortization of deferred finance costs of $16,406 and $58,516, respectively. As of May31, 31, 2021, the Company had not paid any of the monthly installments. As of May 31, 2021, the outstanding balance of the note was $131,250.

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

As a result of the amendment, (1) the Company shall issue 50,000 restricted common stock shares to the Note Holder; (2) Through January 31, 2020 (the “30 Day Period), the Note Holder will not issue any notices, demands, or otherwise or file any lawsuits regarding any alleged breach of the Secured Note or the SPA; (3) During the 30 Day Period, the Note Holder shall have the right to convert up to $39,063 (which amount equals the Monthly Principal Amortization Amount, as defined in the Secured Note times 1.5 (plus a conversion fee of $750 for each conversion amount) at a conversion price of $0.10 per share; (4) The Company shall bring the Note current during the 30 Day Period; (5) Should the Company fail to bring the Note current within the 30 Day Period, the Note Holder may elect to exercise its conversion rights for an additional 30 day period of between January 31, 2020 to February 28, 2020 (the “Second 30 Day Period”) as a follow on conversion after the 30 Day Period for the principal amount equal to or greater than $39,063, each such conversion of which shall reduce the principal amount then owed; and, (6) Should the Note Holder elect to proceed with the Second 30 Day Period, the Note Holder agrees to extend the Forbearance for the Second 30 Day Period. As of February 28, 2021, the 50,000 shares of restricted common stock have not been issued, and, the Note Holder has not exercised his conversion rights. In October 2020, the Company received notice from the Note Holder that, under the terms of the Note, the Note Holder is entitled to default principal and fees aggregating $111,422, which has been recorded as a finance expense during the year ended May 31, 2021. On May 20, 2021, the Company and the noteholder reached a settlement agreement whereby the Company agreed to pay the noteholder $24,000 and the noteholder would convert $260,000 of the principal and accrued interest of the note into 2,600,000 shares of the Company’s common stock. The shares were issued on June 2, 2021, and as of May 31, 2021, the Company has not paid the $24,000 due under the agreement. The outstanding balance of the note at May 31, 2021 was $122,980.

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

On December 18, 2019, the Note Holder converted $20,000 of the outstanding debt into 307,692 shares of the Company’s common stock at $0.065 per share and the maturity date of the Note was extended to May 31, 2020. On March 20, 2020, the Note Holder converted $22,500 of the outstanding debt into 450,000 shares of the Company’s common stock at $0.05 per share, on May 28, 2020, the Note Holder converted $5,130 of the outstanding debt into 570,000 shares of the Company’s common stock at $0.009 per share, on June 15, 2020, the Note Holder converted $4,894 of the outstanding debt into 675,000 shares of the Company’s common stock at $0.0073 per share, and, on July 7, 2020, the Note Holder converted $6,525 of the outstanding debt into 900,000 shares of the Company’s common stock at $0.00725 per share. During the year ended May 31, 2021, the Company recorded interest expense of $37,164. As of May 31, 2021, the outstanding balance of the note was $228,368.

On May 16, 2019, the Company issued a Second Secured Promissory Note (“2-SPN”), in the principal amount of $75,000 which had an original maturity date of February 16, 2020. The 2-SPN bears interest at an annual rate of 7% and is due on maturity. As additional consideration for the funding of the 2-SPN, the Company has issued an aggregate of 7,500 restricted shares of the Company’s common stock as of the date of the 2-SPN at $2.00 per share and is obligated to issue an additional 7,500 shares, 180 days from the date of the 2-SPN and an additional 7,500 shares, at maturity. The Company recorded interest expense of $4,521 and 5,480 during the years ended May 31, 2021, and 2020. On March 25, 2021, the note holder converted $50,915 of principal and accrued interest into 1,000,000 shares of the Company’s common stock at $.05092 per share. On May 17, 2021, the note holder converted $34,086 of principal and accrued interest into 428,479 shares of the Company’s common stock at $.0795 per share. As of May 31, 2021 the outstanding balance of the note is $0.

As of May 31, 2021, future principal payments of the convertible notes payable were approximately as follows:

For the twelve months ending May 31,

2022 $	1,962,597

Note 14 – LINES OF CREDIT

In April 2017, the Company entered into three credit lines with small business lenders that allows the Company to borrow up to $35,000 and bears interest at 94% per annum. The facilities require weekly payments of principal and interest. At May 31, 2021 the aggregate outstanding balance was $37,849, including two lines of credit acquired from Smart Axiom which had a combined outstanding balance of $22,515 as of May 31, 2021. As of May 31, 2020, the aggregate outstanding balance was $26,124.

Note 15 – CAPITAL STOCK

As of May 31, 2021, the authorized common stock of the Company was 200,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. At May 31, 2021 and 2020, there were 1,200,000 shares of Series A preferred stock outstanding; 100,000 shares of shares of Series B preferred stock outstanding; and, 290,000 shares of Series C preferred stock outstanding. Pursuant to the SA acquisition agreement, 210,000 shares of the Company’s preferred D shares were issued in June 2021.

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

Series B Preferred Stock

Holders of Series B Preferred Shares have the following rights and privileges:

Voting - The Series B Preferred Shares shall have no voting rights.

Conversion - The holders of Series B Preferred Shares shall have the rights to convert their Series B Preferred Shares into Common Stock shares.

Dividends - The Company shall pay the holders of Series B Preferred Stock a 10% annual cash dividend paid quarterly.

The number of Preferred Series B shares outstanding as of May 31, 2021, were:
Holder	Number of Shares
J.Craig Holding Corp.	50,000
Massoud Toghraie	25,000
John Romagosa	25,000
Total	100,000

Series C Preferred Stock

The Company has designated 3,000,000 shares of Series C Preferred Stock, par value $0.001 per share. As of May 31, 2021

The Series C Preferred Stock does not have liquidation preferences. The Series C Preferred Stock has no voting rights except to the extent that they hold Common Stock Shares from conversion, in which case each Common Stock share will be equal to one vote. The Company shall pay the holders of Series C Preferred Stock a 10% annual cash dividend paid quarterly., $290,000 of our Series C Preferred Stock are issued and outstanding.

The number of Preferred Series C shares outstanding as of May 31, 2021 were:
Holder	Number of Shares
Dr. Anshu Sharma, M.D.	150,000
Mahmood Khan	50,000
Rafael Collado	50,000
Axon Capital Management, Inc.	20,000
W. S. Gamble	20,000
Total	290,000

Series D Preferred Stock

We have designated 210,000 shares of Series D Preferred Stock, par value $0.001 per share. As of May 31, 2021, 210,000 shares of our Series D Preferred Stock are issued and outstanding.

The Series D Preferred Stock does not have liquidation preferences. The Series D Preferred Stock has no voting rights except to the extent that they hold Common Stock Shares from conversion, in which case each Common Stock share will be equal to one vote. Each share of the Series D preferred stock converts into 10 shares of the Company’s common stock. The Series D Preferred Stock pays no dividend.

The number of Preferred Series D shares outstanding as of May 31, 2021 were:
Holder	Number of Shares
Amit Biyana	128,822
Twenty-two (22) minority shareholders of Smart Axiom, as a group	81,178
Total	210,000

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

Shares of common stock issued for services

The Company issues shares of common stock in exchange for financing and services provided by select individuals and or vendors. During the years ended May 31, 2021 and 2020 the Company issued 368,593 and 645,029 shares, respectively. Also, the Company cancelled 1,050,280 shares during the year ended May 31, 2020.

Warrants

Warrants outstanding

		2021		2020
		Weighted		Weighted
		Average		Average
	Warrants	Exercise price	Warrants	Exercise price
Outstanding	349,000	$4.25	349,000	$4.25
Granted - JC acquisition	—		—
Exercised	—		—
Expired	200,000	$4.25	—
Outstanding	149,000	$4.25	349,000	$4.25

Exercisable at year end	149,000	$4.25	349,000	$4.25

Warrants		Strike
Underlying Shares	Expiration	Price
80,000	September 30, 2021	$4.25
33,000	October 7, 2021	$4.25
6,000	September 20, 2021	$4.25
30,000	September 29, 2021	$4.25
149,000

Note 16 - COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of ESD, the Company assumed a lease for approximately 13,000 square feet of warehouse space located in Gilroy, California at a base rent of $5,248 per month. The lease terminates on June 30, 2021. In addition, the Company entered into an employment agreement with a general manager, for a period of one year at a cost of $58,000. The employment agreement expired in July 2017. During the year ended May 31, 2020, the Company shut down ESD’s operations. As part of this shut down, the Company and the landlord agreed to find a new tenant for the facility. The landlord has leased the property to a third party and the Company’s obligation under the lease ended effective August 1, 2019.

Rent expense for the years ended May 31, 2021 and 2020, respectively, totaled $1,736 and $2,487, respectively.

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

On March 23, 2021, the Company and Redstart Holdings Corp (“Redstart”) settled litigation in connection with a complaint by Redstart in the Supreme Court of Nassau County, New York alleging events of default under the terms of 2 Convertible Notes of which Redstart was the Holder. In connection with settlement of the litigation, Redstart filed a motion to dismiss their complaint against the Company with prejudice, which settles all matters pertaining to the Redstart litigation and complaint. The Company no longer owes Redstart any further consideration. As per the Settlement Agreement, both parties mutually released one another from any and all claims.

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

Note 17 - INCOME TAXES

The deferred tax attributes consist of the following:

	May 31, 2021	May 31, 2020
Net operating loss carryforward	$4,743,000	$4,356,000
Stock based compensation	1,327,000	1,319,000
Valuation allowance	(6,070,000)	(5,674,000)
Deferred tax asset, net	$—	$—

For the year ended May 31, 2020, the valuation allowance increased by approximately $395,000.

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

As of May 31, 2021, the Company has net operating loss carryforwards of approximately $16,000,000 to reduce future federal and state taxable income.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examinations

Note 18 - RELATED PARTY TRANSACTIONS

In October 2013, the Company signed a distribution agreement with Gran Nevada Beverage, Inc. (“Gran Nevada”), an entity related through common management and ownership. During the years ended May 31, 2021 and 2020, the Company sales included $0 and $0 respectively, of the Gran Nevada products. The Gran Nevada products were produced by a third party copacker and were not purchased directly from Gran Nevada. The availability of third party copackers that can produce these products limited As there is currently limited co-packing available for this product the Company does not know if they will be able to produce this product again in the future.

Note 19 - SUBSEQUENT EVENTS

During the period June 1, 2021, through August 31, 2021, , the Company issued 16,875,668 shares of its common stock, valued at approximately $2,300,000, at prices ranging from $0.10 per share to $0.156 per share.

On June 9, 2021, The Company issued 13,000,000 common shares at $0.13 per share as part of the SA acquisition; July 20, 2021, the Company issued 2,138,775 common shares at $0.10 for debt conversion; on July 15, 2021, the Company issued 572,727 common shares at $0.11 per share as the JCG contingency shares; at various dates during the period June 1, 2021, through August 31, 2021, the Company issued 589,666 common shares at prices ranging from $0.11 to $0.16 per share as consideration shares for the sale of 254,500 shares of Series B Preferred stock, for which the Company received $254,500 in proceeds and issued 66,333 shares of Series B Preferred stock in exchange for a note payable; also, at various dates during the period June 1, 2021, through August 31, 2021, the Company issued 424,500 shares of common stock at prices ranging from $0.135 to $0.156 for consulting services.

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

LIFE ON EARTH, INC.

Dated: September 3, 2021	By:	/s/ Mahmood Alam Khan
Mahmood Alam Khan Chief Executive Officer and Board of Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mahmood Alam Khan	Chief Executive Officer and Board of Director (Principal Executive Officer)	September 3, 2021
Mahmood Alam Khan

/s/ Robert Gunther	Chief Operating Officer, Secretary, Treasurer, Director (Principal Financial Officer and Principal Accounting Officer)	September 3, 2021
Robert Gunther

/s/ John Romagosa	President and Director	September 3, 2021
John Romagosa