Form 10-Q
period 2021-08-31
Life On Earth, Inc.
filed 2021-10-15
CIK 1579010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant’s common stock was 47,224,620 as of October 15, 2021.

Life On Earth, Inc.

Form 10-Q
TABLE OF CONTENTS

Life On Earth, Inc.

Condensed Consolidated Balance Sheets

	August 31,	May 31,
	2021	2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$148,011	$34,629
Accounts receivable, net of allowance for doubtful accounts of $7,556 and $41,900 as of August 31, 2021 and May 31, 2021, respectively	41,581	5,802
Prepaid expenses	949	3,226
Other receivable	20,000	70,000
Total current assets	210,541	113,657

Other Assets
Furniture and fixtures, net of accumulated depreciation of $15,629 as of August 31, 2021 and May 31, 2021, respectively	5,634	3,687
Intellectual property - Software development, net of accumulated amortization of $442,678 and $177,903 as of August 31, 2021 and May 31, 2021, respectively	4,866,175	5,102,000
Total Assets	$5,082,350	$5,219,344

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$2,347,492	$2,163,857
Accrued contingent liability for the purchase cost of the SA acquisition	2,314,127	5,044,127
Contingent liability	—	415,227
Derivative liability	—	110,588
Notes payable - related party	119,820	58,491
Notes payable	100,840	118,031
Convertible notes payable, net of unamortized deferred financing costs of $16,934 and $29,633 as of August 31, 2021 and May 31, 2021, respectively	1,625,164	1,932,965
Lines of credit	31,195	37,849
Total current liabilities	6,538,638	9,881,135

Total Liabilities	6,538,638	9,881,135

Commitments and contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
Series A Preferred Stock, 1,200,000 and 1,200,000 shares issued and outstanding as of August 31, 2021 and May 31, 2021, respectively	1,200	1,200
Series B Preferred Stock, 100,000 and 100,000 shares issued and outstanding as of August 31, 2021 and May 31, 2021, respectively	100	100
Series C Preferred Stock, 575,825 and 290,000 shares issued and outstanding as of August 31, 2021 and May 31, 2021, respectively	576	290
Series D Preferred Stock, 210,000 and 210,000 shares issued and outstanding as of August 31, 2021 and May 31, 2021, respectively	210	210
Common stock, $0.001 par value; 200,000,000 shares authorized, 46,424,344 and 29,548,676 shares issued and outstanding as of August 31, 2021 and May 31, 2021, respectively	46,424	29,549
Additional paid-in capital	17,379,173	13,942,216
Accumulated deficit	(18,883,971)	(18,635,356)
Total Stockholders' Deficiency	(1,456,288)	(4,661,791)

Total Liabilities and Stockholders' Deficiency	$5,082,350	$5,219,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended August 31
	2021	2020

Sales, net	$25,609	$—
Cost of goods sold	—	—
Gross profit	25,609	—

Expenses:
Professional fees	120,017	92,213
Officers compensation	86,250	139,300
Salaries and benefits	68,555	29,857
Other selling, general and administrative	38,878	(4,111)
Amortization	264,776	—
Total expenses	578,476	257,259

Loss from operations	(552,867)	(257,259)

Other income and (expenses):
Change in fair value of contingent consideration	352,227	—
Change in fair value of derivative liability	110,588	—
Interest and financing costs	(158,563)	(90,223)

Loss from continuing operations	(248,615)	(347,482)
Loss on discontinued operations	—	(25,135)

Net loss	(248,615)	(372,617)

Basic and diluted loss per share from continuing operations	$(0.01)	$(0.02)

Basic and diluted weighted average number
of shares outstanding	43,571,102	18,621,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Condensed Consolidated Statement of Stockholders' Deficiency
For the three months ended August 31, 2021
(Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Additional Paid in	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Deficiency

Balance - June 1, 2021	1,200,000	$1,200	100,000	$100	290,000	$290	210,000	$210	29,548,676	$29,549	$13,942,216	$(18,635,356)	$(4,661,791)

Sale of Series C preferred shares	-	-	-	-	158,500	159	-	-			158,341		158,500
Issuance of Series C preferred shares for convertible debt					127,333	127					127,206		127,333
Issuance of common shares for SA Acquisition									13,000,000	13,000	2,717,000		2,730,000
Issuance of common shares for convertible debt									2,138,775	2,138	211,739		213,877
Issuance of common shares as consideration shares									589,666	590	80,318		80,908
Issuance of common shares for JCG contingency shares									572,727	573	62,427		63,000
Issuance of common shares for services at prices ranging from $0.114 to $0.156									574,500	574	79,926		80,501

Net loss												(248,615)	(248,615)
Balance - August 31, 2021	1,200,000	$1,200	100,000	$100	575,833	$576	210,000	$210	46,424,344	$46,424	$17,379,173	$(18,883,971)	$(1,456,288)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Condensed Consolidated Statement of Stockholders' Deficiency
For the three months ended August 31, 2020
(Unaudited)

	Series A Preferred		Series B Preferred		Common Stock		Additional	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Deficiency

Balance - June 1, 2020	1,200,000	$1,200	—	$—	13,081,380	$13,081	$12,901,158	$(17,201,283)	$(4,285,844)

Sale of Series B preferred shares	-	-	100,000	100			99,900		100,000

Issuance of common shares for convertible debt					7,651,632	7,652	66,667		74,319
Net loss								(423,484)	(423,484)
Balance - August 31, 2020	1,200,000	$1,200	100,000	$100	20,733,012	$20,733	$13,067,725	$(17,624,767)	$(4,535,009)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended August 31,
	2021	2020

Cash Flows From Operating Activities
Net loss	$(248,615)	$(372,617)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	80,501	—
Depreciation and amortization	264,776	—
Amortization of interest and financing costs	12,699	54,467
Share based finance costs	80,908	—
Change in fair value of contingent liability	(352,227)	—
Change in fair value of derivative liability	(110,588)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(35,779)	(26,000)
Prepaid expenses and other current assets	2,277	—
Other receivable	50,000	—
Increase (decrease) in:
Accounts payable, accrued expenses	204,343	244,165
Cash used by operating activities	(51,705)	(99,985)

Cash Flows From Investing Activities
Purchase of furniture and fixtures	(1,947)	—
Purchase of capitalized software	(28,950)	—
Cash used by investing activities	(30,897)	—

Cash Flows From Financing Activities
Proceeds of notes payable - related party	63,329	—
Repayment of notes payable - related party	(2,000)	—
Repayment of notes payable	(17,191)	—
Proceeds from lines of credit, net of financing costs	979	2,276
Payment of lines of credit	(7,633)	(1,238)
Proceeds from sales of Series C preferred stock	158,500	—
Cash provided by financing activities	195,984	1,038

Net Increase (decrease) in Cash and Cash Equivalents	$113,382	$(98,947)

Cash and Cash Equivalents - beginning	34,629	3,831

Cash and Cash Equivalents - end	$148,011	$(95,116)

Supplemental Disclosures of Cash Flow Information
Noncash investing and financing activities:

Common stock issued for convertible debt	$341,210	$74,319

Common stock issued with convertible debt as financing fee	$80,908	$—

Common stock issued for JCG acquisition contingency shares	$63,000	$—

Common stock issued for SA Acquisition	$2,730,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.

Notes to Condensed Consolidated Financial Statements

August 31, 2021

(Unaudited)

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

Life On Earth, Inc. is a cloud enterprise software developer/ provider that enables rapid innovation to keep enterprise operations safe, compliant and manageable. The Company’s products offered are designed to help organizations innovate and modernize legacy systems while minimizing cost and risk of business disruptions and ensure regulatory compliance. Through its recent acquisition of SmartAxiom, Inc., the Company now has the capabilities of offering software that manages and secures the Internet-of-Things (IoT) through patented, lite blockchain technology running among those devices at the edge of the Internet and enabling them to defend themselves. Our peer-to-peer distributed ledgers improve security, latency, reliability and manageability. We have uniquely created, through our SmartAxiom subsidiary, an endpoint-to-cloud blockchain solution, while our IoT Smart Contracts allow for process intelligence and management of the processes. The SmartAxiom technology is proving value in verticals such as smart buildings, manufacturing lines and shipment tracking. It interoperates with enterprise systems such as IBM Blockchain and Microsoft Azure and is proven on many ARM and Intel based microcontrollers such as those from Intel, NXP, Renesas, Marvell, and Broadcom. The Company was a brand accelerator and incubator Company that was focused on building and scaling concepts in the natural consumer products category. The Company’s previous business model focused and long-term forward-looking vision to consumers in the health, wellness and lifestyle spaces through superior branding, product quality, and direct to consumer and retail experience within the CPG industry.

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

Net Loss Per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As of August 31, 2021, and May 31, 2021, respectively, warrants and convertible notes payable could be converted into approximately 2,717,000 and 3,088,000 shares of common stock, respectively.

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

At August 31, 2021 and May 31, 2020, respectively, the Company had cash and cash equivalents of $148,011 and $34,629 respectively. At August 31, 2021 and May 31, 2020, cash equivalents were comprised of funds in checking accounts, savings accounts and money market funds.

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

As of August 31, 2021, and May 31, 2021, the allowance for doubtful accounts was $7,556 and $41,900, respectively.

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

There were no indefinite-lived intangible assets as of August 31, 2021 or May 31, 2021.

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

Advertising

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to approximately $6,387 and $895 for the years ended August 31, 2021 and 2020, respectively.

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

The Company has incurred losses from inception of approximately $18,900,000, has a working capital deficiency of approximately $6,300,000 and a net capital deficiency of approximately $1,500,000, which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. As of August 31, 2021, the Company did not have sufficient cash on hand to fund operations for the next 12 months. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and receive additional loans from third parties and related parties. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

Sales and Accounts Receivable

During the three months ended August 31, 2021, sales to 1 customer accounted for approximately 100% of the Company’s net sales, and, during the three months ended August 31, 2020, sales to 1 customer accounted for approximately 100% of the Company’s net sales.

One customer accounted for approximately 100% of the Company’s accounts receivable as of August 31, 2021, and, one customer accounted for 100% of the Company’s accounts receivable as of May 31, 2020.

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

The following tables set forth by level, within the fair value hierarchy, the Company’s financial instruments carried at fair value as of May 31, 2021:

	May 31, 2020
	Level 1	Level 2	Level 3	Total
Contingent liability	$415,227	$—	$—	$415,227
Derivative liability	—	—	110,588	110,588
Total	$415,227	$—	$110,588	$525,815

In July 2021, the Company issued 572,727 shares to the JCG Group and is no longer liable for the JCG Contingency. Also during July 2021, a note holder converted their note into 2,138,775 shares of the Company’s common stock and the Company s no longer liable for the contingent liability.

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

Estimated future amortization of the intangible assets are as follows:

2022	$820,156
2023	1,055,981
2024	1,055,981
2025	1,055,981
2026	878,076
$4,866,175

During the three months ended August 31, 2021, SA generated $26,000 net sales, incurred approximately $367,000 of operating expenses, including approximately $265,000 of amortization, and a net loss of approximately $341,000.

From the date of acquisition through May 31, 2021, SA generated approximately $0 net sales, incurred approximately $89,000 of operating expenses, including approximately $79,000 of amortization, and a net loss of approximately $89,000.

The following table presents the unaudited pro forma consolidated statements of operations for the three months ended August 31, 2020:

	LFER	SA	Proforma Combined

Sales, net	$25,000	$20,200	$45,200
Cost of goods sold	25,335	1,640	26,975
Gross profit	(335)	18,560	18,225

Operating expenses	282,059	56,890	338,949

Net loss before other expenses	(282,394)	(38,330)	(320,724)

Other expenses, net	(141,090)	(4,960)	(146,050))

Net loss from continuing operations	$(423,484)	$(42,290)	$(446,774)

Note 6 – INTANGIBLE ASSETS

Intangible assets as of August 31, 2021 and May 31, 2021 were as follows:

	August 31, 2021	May 31, 2021
Intangible assets:
Intangible assets to be amortized:
Brand recognition, business relationships and customer lists	$5,181,272	$—
Software development, patents, business relationships and customer lists acquired from SA	—	5,181,272
Capitalized software development costs	127,581
Less: accumulated amortization:
Intangible assets to be amortized:
Brand recognition, business relationships and customer lists	—	—
Software development, patents, business relationships and customer lists	442,678	79,272

Less: Impairment	—	—

Net book value at the end of period	$4,866,175	$5,102,000

Amortization expense for the three months ended August 31, 2021 and 2020 was $264,776 and $0, respectively.

Note 7 – NOTES PAYABLE – RELATED PARTY

The following table summarizes the Company’s Note Payable – Related Parties as of August 31, 2021:

Issue Date	Maturity Date	Interest Rate	Original Amount	Accumulated Payments as of August 31, 2021	Accumulated Accrued interest as of August 31, 2021	Balance August 31, 2021

1/23/2019	3/1/2020	20%	$10,000	$—	$5,210	$15,210

1/28/2020	1/28/2021	20%	$8,200	$—	$2,610	$10,810

2/20/2020	2/19/2021	5%	$45,169	$16,300	$2,926	$31,795

6/15/2021	6/29/2021	8%	60,976	—	1,029	62,005

						$119,820

The following table summarizes the Company’s Note Payable – Related Parties as of May 31, 2021:

Issue Date	Maturity Date	Interest Rate	Original Amount	Accumulated Payments as of May 31, 2021	Accumulated Accrued interest as of May 31, 2021	Balance May 31, 2021

1/23/2019	3/1/2020	20%	$10,000	$—	$4,707	$14,707

1/28/2020	1/28/2021	20%	$8,200	$—	$2,197	$10,397

2/20/2020	2/19/2021	5%	$45,169	$14,300	$2,518	$33,387

						$58,491

On January 23, 2019, ESD issued a demand note in the amount of $10,000 to a related party. The note is unsecured, bears interest at an annual rate of 20% and had an original maturity date of March 1, 2019. On March 12, 2019, the obligations due under the terms of the note were assigned to the Company. The maturity date on the note has been extended to March 1, 2020. During the three months ended August 31, 2021 and 2020, the Company recorded interest expense of $504 and $504, respectively, and accrued interest on the note on August 31, 2021 amounted to $5,210.

On January 28, 2020, the Company issued a demand note in the amount of $8,200 to a related party. The note is unsecured, bears interest at an annual rate of 20% and has maturity date of January 28, 2021. During the three months ended August 31, 2021 and 2020, the Company recorded interest expense of $413 and $412, respectively, and accrued interest on the note on August 31, 2021 amounted to $2,610.

Prior to ESD’s bankruptcy declaration, ESD became indebted to certain creditors in the total amount of $45,169 which indebtedness was personally guaranteed by Fernando Leonzo, the Company’s Chairman. The debt was not protected under the ESD bankruptcy. On February 20, 2020, the Company and Fernando Leonzo entered into an agreement under which Fernando Leonzo would discharge the indebtedness personally and directly and the Company would pay Fernando Leonzo, $3,000 per month beginning on February 21, 2020 until such time that the indebtedness is fully discharged. Interest will accrue at an annual rate of 5% on any monthly payments not made by the 21st of the month. As of August 31, 2021, the Company paid a total of $16,300 to Fernando Leonzo in accordance with this agreement. During the three months ended August 31, 2021 and 2020, the Company recorded interest expense of $408 and $509, respectively, and accrued interest on the note on August 31, 2021 amounted to $2,926.

On June 15, 2021, the Company issued Mahmood Kahn, the Company’s CEO, a note in the amount of $121,975.70. The note bears interest at 8% per annum and a Maturity date of June 29, 2021. Also on June 15, 2021, the note holder converted $61,000 of the note into 61,000 Shares of Series C Preferred to the Holder at $1.00 per Series C Preferred Share, which upon said issuance reduced the Principal Amount of the note $60,975.70. During the three months ended August 31, 2021 and 2020, the Company recorded interest expense of $1,029 and $0, respectively, and accrued interest on the note on August 31, 2021 amounted to $1,029.

Note 8 – NOTES PAYABLE

The following table summarizes the Company’s Notes Payable as of August 31, 2021:

On September 15, 2020, the Company issued a Note in the principal amount of $30,000 which had a maturity date of December 15, 2020. The Note was note repaid by the maturity date and thus bears interest at an annual rate of 6% from the date of maturity. During the three months ended August 31, 2021 and 2020, the Company recorded interest expense of $754 and $0, respectively, and accrued interest on the note on August 31, 2021 amounted to $1,282.

As part of the SA Acquisition, the Company has the following loans outstanding:

	Date of note	Amount	Maturity date	Annual interest Rate	Accrued Interest August 21, 2021
PayPal Loan	04/22/21	$33,436	04/22/22	6.9%	$1,112
SBA PPP Loan	5/2/2021	12,937	05/02/26	1.0%	$—
SBA PPP Loan	4/16/2020	3,500	None	Waived	Waived
SBA EIDL Loan	10/6/2020	11,500	10/06/50	3.75%	$—
Short Term Loan		9,467	Demand	0.0%	$—
Total		$70,840			$1,112

The Company has applied for forgiveness from the SBA for the outstanding PPP loans.

The aggregate balance of the Company’s notes outstanding as of August 31, 2021 and May 31, 2021, was $100,840 and $118,031, respectively.

As of August 31, 2021, future principal payments of the notes payable were approximately as follows:

For the twelve months ending August 31,

2022	$100,840

The following table summarizes the Company’s Notes Payable as of May 31, 2021:

As part of the SA Acquisition, the Company has the following loans outstanding:

	Date of note	Amount	Maturity date	Annual interest Rate	Interest exp 5/11-5/31/21
PayPal Loan	04/22/21	$50,000	04/22/22	6.9%	$253
SBA PPP Loan	5/2/2021	12,937	05/02/26	1.0%	$—
SBA PPP Loan	4/16/2020	3,500	None	Waived	Waived
SBA EIDL Loan	10/6/2020	11,500	10/06/50	3.75%	$—
Short Term Loan		10,094	Demand	0.0%	$—
Total		$88,031			$253

Note 9 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the Company’s convertible notes payable as of August 31, 2021 and May 31, 2021:

	August 31, 2021			May 31, 2021
	Unamortized deferred finance costs and original issue discount	Principal	Net	Unamortized deferred finance costs and original issue discount	Principal	Net
2017 NPA Notes	—	737,500	737,500	—	737,500	737,500
The 2nd Note Offering	—	180,000	180,000	—	280,000	280,000
2022 Note	—	55,000	55,000
2021 Notes	16,934	77,000	60,066	29,633	77,000	47,367
2020 Note	—	110,000	110,000	—	385,500	385,500
2019 Notes	—	482,598	482,598	—	482,598	482,598

	$16,934	$1,642,098	$1,625,164	$29,633	$1,962,598	$1,932,965

The 2017 NPA Notes:

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

On January 26, 2018, the Company entered into an NPA, pursuant to which the Company issued a Note in the amount of $125,000 (the “Note Purchase”). The Note bears interest at 7% per annum and had an original maturity date of January 26, 2019. In connection with the NPA, the Company and the Purchaser also entered into a Side Letter, pursuant to which, as additional consideration for the NPA, the Company agreed to (i) pay to the Purchaser, the first $125,000 in cash proceeds received by the Company in connection with a NPA from third parties unaffiliated with the Purchaser (the “Cash Payment”) shall be used to reduce the amount due to the Purchaser under the $175K Note, and (ii), with certain exceptions, not issue any shares of common stock or other securities convertible into shares of common stock unless and until the Cash Payment has been made in full. In January 2019, the $125,000 note which was issued on January 26, 2018 plus accrued and unpaid interest amounting to $8,654 was converted into 178,205 shares of the Company’s common stock at $0.75 per share. As of August 31, 2021, and May 31, 2021, the outstanding balance was $0, respectively.

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

As a result of this transaction, the Company expensed the unamortized deferred financing costs of $557,462 as of the date of the extinguishment and recorded deferred financing costs on the New Notes, and the $125,000 note purchase, of $538,335, which has been fully amortized as of August 31, 2021.

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

The Company recorded interest expense of $13,012 and $13,012 during the three months ended August 31, 2021 and 2020, respectively, on the 2017 NPA Notes. The total amount of accrued and unpaid interest expense on the 2017 NPA Notes as of August 31, 2021 and May 31, 2021 was $172,272 and 159,260, respectively. As of August 31, 2021, and May 31, 2021, the outstanding balance was $737,500 and 737,500, respectively.

The Second Note offering:

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

The Company recorded interest expense of $3,503 and $6,537 for the three months ended August 31, 2021, and 2020, respectively. The total amount of accrued and unpaid interest expense on the 2nd Note Offering as of August 31, 2021 and May 31, 2021 was $44,196 and $40,693, respectively. As of August 31, 2021 and May 31, 2021 the outstanding balance of the 2nd Note was $180,000 and $280,000, respectively.

The 2022 Note:

On June 7, 2021, the Company issued a Convertible Promissory Note, in the principal amount of $55,000 which matures on June 7, 2023. The note bears interest at an annual rate of 8% which is due on maturity. The note was issued with a 10% original issue discount. The note may be converted into the Company’s common stock at a conversion price equal to $0.10 per share or 70% of the average closing price on the primary trading market on which the Company’s common stock is quoted for the last ten (10) trading days immediately prior to but not including the conversion date, whichever is lower (the “Conversion Price”). The Company recorded interest expense of $1,025 and $0 during the three months ended August 31, 2021 and 2020, respectively.

The 2021 Notes:

On March 19, 2021, the Company issued three (3) convertible Notes to three (3) investors. The aggregate principal amount of the Notes is $77,000, which includes an original issue discount (“OID”) amount that totals $7,000. The OID was recorded as a finance cost on the date the Note were issued.

The 2021 Notes bear interest at an annual rate of 8% and each has a maturity date of December 19, 2021. As consideration for the 2021 Notes, the Company issued 450,000 shares of the Company’s common stock at prices ranging from $0.84-$0.85 per share. As a result of this transaction the Company recorded deferred finance costs of $38,100 during the year ended May 31, 2021, which is being amortized over the life of the note. The Company recorded amortization expense of $12,699 and $0 during the three months ended August 31, 2021 and 2020, respectively. As of August 31, 2021 and May 31, 2021, the amount of unamortized capitalized finance costs amounted to $16,934 and $29,633, respectively. As of Augist 31, 2021 and May 31, 2021, the outstanding balance of the 2021 Notes was $77,000 and $77,000, respectively.

The 2020 Notes:

On September 10, 2019, the Company issued a Convertible Promissory Note, in the principal amount of $110,000 which matures on September 9, 2020. The note bears interest at an annual rate of 10% and is due on maturity. The note was issued with a 10% original issue discount. On or after the maturity date, the note may be converted into the Company’s common stock at a conversion price equal to $0.75 per share or 70% of the average closing price on the primary trading market on which the Company’s common stock is quoted for the last thirty (30) trading days immediately prior to but not including the conversion date, whichever is lower (the “Conversion Price”). Upon the occurrence of any Event of Default, as defined by the note, then the conversion price shall be reduced to a price of $0.60 per share or 56% of the average closing price on the primary trading market on which the Company’s common stock is quoted for the last thirty (30) trading days, whichever is lower. As additional consideration for the funding of the note, the Company has issued an aggregate of 33,000 restricted shares of the Company’s common stock as of the date of the note at $0.54 per share. As a result of this transaction, the Company recorded deferred finance costs totaling $28,820, which has been fully amortized over the life of the note. The Company received a notice of default and breach of contract notice from the Note Holder. The default annual interest rate is 20%. The Company recorded interest expense of $5,545 and $2,773 during the three months ended August 31, 2021, and 2020, respectively. As of August 31, 2021 and May 31, 2021, the outstanding balance of the Note was $110,000 and $110,000, respectively.

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

As of August 31, 2021, and May 31, 2010, the outstanding balance was $0 and $275,500, respectively.

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

The 2019 Notes:

On October 29, 2018, the Company issued a Secured Promissory Note (“SPN”), in the principal amount of $131,250 which had an original maturity date of November 15, 2019. The SPN does not bear interest. The SPN was issued with a 5% original issue discount. Under the terms of the Note, the Company shall repay the SPN note holder in 12 equal monthly installments of $10,938 beginning December 15, 2018. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 20,000 restricted shares of the Company’s common stock as of the date of the SPN at $1.60 per share and is obligated to issue an additional 20,000 shares, 180 days from the date of the SPN and an additional 20,000 shares, 270 days from the date of the SPN. As a result of this transaction, the Company recorded a deferred finance cost of $102,250, which is being amortized over the life of the SPN. On November 29, 2019, the maturity date of the note was extended to November 15, 2020. All other terms of the note remain the same. In consideration for the extension of the maturity date, the Company issued 131,250 shares of the Company’s restricted common stock, at $0.25 per share, the closing market price per share. As a result, the Company has recorded an additional deferred finance cost of $32,813, all of which has been fully amortized over the life of the note. As of August 31, 2021, the Company had not paid any of the monthly installments. As of August 31, 2021 and May 31, 2021, the outstanding balance of the note was $131,250 and $131,250, respectively.

On February 27, 2019, the Company issued a Secured Note (“SN”), in the principal amount of $312,500 which had an original maturity date of February 27, 2020. The SN does not bear interest. The SN was issued with a 20% original issue discount. Under the terms of the SN, the Company shall repay the SN note holder in 12 equal monthly installments of $26,042, beginning in March 2019. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 50,000 restricted shares of the Company’s common stock as of the date of the SN at $2.0495, and the Company recorded a charge to finance expense in the amount of $102,475. In addition, as a result of this transaction, the Company recorded a deferred finance cost of $62,500, which has been fully amortized as of ugust 31, 2021.

On December 23, 2019, the Company and a Note Holder agreed to amend the Secured Note dated February 27, 2019 because of three amortization payment failures that have occurred since the original date of the Secured Note.

As a result of the amendment, (1) the Company shall issue 50,000 restricted common stock shares to the Note Holder; (2) Through January 31, 2020 (the “30 Day Period), the Note Holder will not issue any notices, demands, or otherwise or file any lawsuits regarding any alleged breach of the Secured Note or the SPA; (3) During the 30 Day Period, the Note Holder shall have the right to convert up to $39,063 (which amount equals the Monthly Principal Amortization Amount, as defined in the Secured Note times 1.5 (plus a conversion fee of $750 for each conversion amount) at a conversion price of $0.10 per share; (4) The Company shall bring the Note current during the 30 Day Period; (5) Should the Company fail to bring the Note current within the 30 Day Period, the Note Holder may elect to exercise its conversion rights for an additional 30 day period of between January 31, 2020 to February 28, 2020 (the “Second 30 Day Period”) as a follow on conversion after the 30 Day Period for the principal amount equal to or greater than $39,063, each such conversion of which shall reduce the principal amount then owed; and, (6) Should the Note Holder elect to proceed with the Second 30 Day Period, the Note Holder agrees to extend the Forbearance for the Second 30 Day Period. As of February 28, 2021, the 50,000 shares of restricted common stock have not been issued, and, the Note Holder has not exercised his conversion rights. In October 2020, the Company received notice from the Note Holder that, under the terms of the Note, the Note Holder is entitled to default principal and fees aggregating $111,422, which has been recorded as a finance expense during the year ended May 31, 2021. On May 20, 2021, the Company and the noteholder reached a settlement agreement whereby the Company agreed to pay the noteholder $24,000 and the noteholder would convert $260,000 of the principal and accrued interest of the note into 2,600,000 shares of the Company’s common stock. The shares were issued on June 2, 2021, and as of August 31, 2021, the Company has not paid the $24,000 due under the agreement. The outstanding balance of the note at August 31, 2021 and May 31, 2021 was $122,980 and $122,980, respectively.

On March 21, 2019, the Company issued a 2nd Secured Note (“2-SN”), in the principal amount of $312,500 which had an original maturity date of March 21, 2020. The 2-SN does not bear interest. The 2-SN was issued with a 20% original issue discount. Under the terms of the SN, the Company shall repay the 2-SN note holder in 12 equal monthly installments of $26,042 beginning in April 2019. As additional consideration for the funding of the S,N, the Company has issued an aggregate of 50,000 restricted shares of the Company’s common stock as of the date of the 2-SN at $1.825, and, as a result of this transaction, the Company recorded a charge to finance expense in the amount of $91,250. In addition, as a result of this transaction, the Company recorded a deferred finance cost of $62,500, all of which has been fully amortized as of August 31, 2021.

Since execution date of the 2-SN, the Company made two scheduled payments aggregating $52,083. On October 30, 2019, in order to avoid default under the note for any further missed payments, the Company and the 2-SN note holder have agreed to a series of amendments to the 2-SN which, (i) increase the principal due under the 2-SN by a total of $55,000, which has been recorded as a finance cost during the year ended February 28, 2021, (ii) the Company paid $28,000, and (iii) the Company shall repay the remaining unpaid principal due on the 2-SN note in 7 equal monthly installments of $41,059 beginning on November 30, 2019. As of February 28, 2021, the Company has not made an installment payment. The series of amendments to the 2-SN was treated as an extinguishment of the old 2-SN and an issuance of a new 2-SN. As a result of the extinguishment of the old 2-S, the Company has recorded an additional charge to finance expense in the amount of $19,121, during the year ended May 31, 2020, the amount of which represented the remaining balance of the unamortized 20% original issue discount as of October 30, 2019, the date of the most recent amendment.

On December 18, 2019, the Note Holder converted $20,000 of the outstanding debt into 307,692 shares of the Company’s common stock at $0.065 per share and the maturity date of the Note was extended to May 31, 2020. On March 20, 2020, the Note Holder converted $22,500 of the outstanding debt into 450,000 shares of the Company’s common stock at $0.05 per share, on May 28, 2020, the Note Holder converted $5,130 of the outstanding debt into 570,000 shares of the Company’s common stock at $0.009 per share, on June 15, 2020, the Note Holder converted $4,894 of the outstanding debt into 675,000 shares of the Company’s common stock at $0.0073 per share, and, on July 7, 2020, the Note Holder converted $6,525 of the outstanding debt into 900,000 shares of the Company’s common stock at $0.00725 per share. During the three months ended August 31, 2021 and 2020, the Company recorded interest expense of $10,361 and $0, respectively. As of August 31, 2021 and May 31, 2021, the outstanding balance of the note was $228,368 and $228368, respectively.

As of August 31, 2021, future principal payments of the convertible notes payable were approximately as follows:

For the twelve months ending August 31,

2022	$1,642,098

Note 12 – LINES OF CREDIT

In April 2017, the Company entered into three credit lines with a small business lender that allows the Company to borrow up to $35,000 and bears interest at 6% per annum. The facilities require monthly payments of principal and interest. On August 31, 2021 the aggregate outstanding balance was $31,195. On May 31, 2021 the aggregate outstanding balance was $37,849.

Note 13 – CAPITAL STOCK

As of August 31, 2021, the authorized common stock of the Company was 200,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. At August 31, 2021 there were 1,200,000 shares of Series A preferred stock outstanding; 100,000 shares of shares of Series B preferred stock outstanding; and, 290,000 shares of Series C preferred stock outstanding and, pursuant to the SA acquisition agreement, 210,000 shares of the Company’s preferred D shares were issued and outstanding.

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

Preferred Stock

Pursuant to the provisions of Section 151 of the Delaware General Corporation Law, the Company created new Preferred Series classes of shares out of the already 10 million shares of Preferred Stock authorized in the Company’s Certificate of Incorporation. The Company already, since its inception, had designated and issued a Class A Series of Preferred Stock consisting of one million two hundred thousand shares (1,200,000), $0.001 par value share. On April 22, 2020, the Company designated a new Series B Preferred are for a total of two hundred fifty thousand shares (250,000), $0.001 par value per share, to be designated as Series B Preferred Stock. On December 8, 2020, the Company designated a new Series C Preferred are for a total of three million shares (3,000,000), $0.001 par value per share, to be designated as Series C Preferred Stock. On May 10, 2021, the Company designated a new Series D Preferred are for a total of two hundred ten thousand shares (210,000), $0.001 par value per share, to be designated as Series D Preferred Stock.

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

The number of Preferred Series B shares outstanding as of August 31, 2021, were:
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

The number of Preferred Series C shares outstanding as of August 31, 2021 were:
Holder	Number of Shares
Dr. Anshu Sharma, M.D.	150,000
Mahmood Khan	111,000
Rafael Collado	50,000
Axon Capital Management, Inc.	48,000
W. S. Gamble	20,000
Quick Capital Management, Inc.	100,000
Odyssey Funding LLC	66,333
Juan Romagosa	30,500
Total	575,833

Series D Preferred Stock

We have designated 210,000 shares of Series D Preferred Stock, par value $0.001 per share. As of August 31, 2021, 210,000 shares of our Series D Preferred Stock are issued and outstanding.

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

The number of Preferred Series D shares outstanding as of August 31, 2021 were:
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

Warrants

Warrants outstanding

		August 31, 2021		August 31, 2020
		Weighted		Weighted
		Average		Average
	Warrants	Exercise price	Warrants	Exercise price
Exercisable – June 1,	149,000	$4.25	349,000	$4.25
Exercised	—	—	—	—
Expired	24,000	—	—	—
Outstanding	125,000	$4.25	349,000	$4.25

Exercisable – at end of period	125,000	$4.25	349,000	$4.25

Warrants		Strike
Underlying Shares	Expiration	Price
80,000	September 30, 2021	$4.25
35,000	October 6, 2021	$4.25
10,000	September 5, 2021	$4.25
125,000

Note 14 - COMMITMENTS AND CONTINGENCIES

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

Rent expense for the years ended August 31, 2021 and 2020, respectively, totaled $6,680 and $283, respectively.

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

On March 16, 2021, we received a complaint filed by Anshu Sharma and Aditya Sharma against the Company and the Company's officers/directors in the County of Hennepin, Minnesota (District Court; Fourth Judicial District) in connection with our agreement regarding an investment by the Plaintiffs in our Preferred C Shares.  On March 29, 2021, we filed “Defendant’s Joint Motion to Dismiss” to dismiss the complaint.  The Company believes that there is no merit to the complaint, and it intends to vigorously defend this matter.

Note 15 - INCOME TAXES

The deferred tax attributes consist of the following:

	August 31, 2021	May 31, 2021
Net operating loss carryforward	$4,810,000	$4,743,000
Stock based compensation	1,349,000	1,327,000
Valuation allowance	(6,159,000)	(6,070,000)
Deferred tax asset, net	$—	$—

For the three months ended August 31, 2021, the valuation allowance increased by approximately $89,000.

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

The deferred tax asset differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

Effective Income Tax Rate Reconciliation
	August 31, 2021	May 31, 2021
Federal Rate	21%	21%
State Rate	6%	6%
Valuation Allowance	(27)%	(27)%
Effective income tax rate	0%	0%

As of August 31, 2010, the Company has net operating loss carryforwards of approximately $16,400,000 to reduce future federal and state taxable income.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examinations

Note 16 - RELATED PARTY TRANSACTIONS

In October 2013, the Company signed a distribution agreement with Gran Nevada Beverage, Inc. (“Gran Nevada”), an entity related through common management and ownership. During the three months ended August 31, 2021 and 2020, the Company sold $0 and $0 respectively. These products were produced by a third party copacker and were not purchased from Gran Nevada. The availability of third party copackers that can produce an Horchata are limited and it directly impacts sales. As there is currently no co-packing available for this product the Company does not know if they will be able to produce this product again in the future.

Note 17 - SUBSEQUENT EVENTS

During the period September 1, 2021, through October 15, 2021, , the Company issued 800.276 shares of its common stock, valued at approximately $88,000.

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

COMPANY OVERVIEW

Life On Earth, Inc. is a cloud enterprise software developer/ provider that enables rapid innovation to keep enterprise operations safe, compliant and manageable. The Company’s products offered are designed to help organizations innovate and modernize legacy systems while minimizing cost and risk of business disruptions and ensure regulatory compliance. Through its recent acquisition of SmartAxiom, Inc., the Company now has the capabilities of offering software that manages and secures the Internet-of-Things (IoT) through patented, lite blockchain technology running among those devices at the edge of the Internet and enabling them to defend themselves. Our peer-to-peer distributed ledgers improve security, latency, reliability and manageability. We have uniquely created, through our SmartAxiom subsidiary, the endpoint-to-cloud blockchain solution, while our IoT Smart Contracts allow for process intelligence and management of the process. The SmartAxiom technology is proving value in verticals such as smart buildings, manufacturing lines and shipment tracking. It interoperates with enterprise systems such as IBM Blockchain and Microsoft Azure and is proven on many ARM and Intel based microcontrollers such as those from Intel, NXP, Renesas, Marvell, and Broadcom.

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

In July 2016, we entered into a stock purchase and sale agreement to acquire all of the issued and outstanding common stock of Energy Source.

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

SmartAxiom owns two issued patents U.S. Patent No. 10,924,466 (System and method for IOT security) and 11,032,293 (System and method for managing and securing a distributed ledger for a decentralized peer-to-peer network).  These patents will expire at approximately May 2, 2

The Company has secured a registered trademark for its name and logo. The Company also has trademarks registered for the Victoria’s Kitchen and Just Chill brands.

Issued Patents

The Company has 3 currently pending patent applications and 2 issued patents as stated below:

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company incurred net losses from inception of approximately $18,900,000, has limited revenues, and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, whether it successfully acquires revenue generating companies or assumes new businesses that generate material revenues.

At August 31, 2021, we had cash on hand of approximately $148,000 and an accumulated deficit of approximately $18,900,000. See “Liquidity and Capital Resources.”

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

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended August 31, 2021, the Company received $158,500 from the sale of 158,500 shares of Series C Preferred Stock and received $62,000 from the issuance of a note payable to a related party, $61,000 from the sale of Series C Preferred Stock to a related party, and, $50,000 form the issuance of a convertible note payable.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2021 AND AUGUST 31, 2020:

Sales

Sales for the three months ended August 31, 2021 were approximately $26,000 compared to $0 for the three months ended August 31, 2020, as a result of sales by our SA subsidiary.

Operating Expenses

Operating expenses totaled approximately $578,000 for the three months ended August 31, 2021 as compared to approximately $257,000 for the three months ended August 31, 2020. The increase in operating expenses of $321,000 was primarily related to the acquisition of SA and consisted of several factors, including, increased professional fees of $27,000, increased salaries and benefits of $39,000, increased other selling, general and administrative expenses of $43,000 and increased amortization of $265,000, offset by decreased officers compensation of $53,000.

Other Expense

During the three months ended August 31, 2021, the Company recorded interest and financing costs of approximately $159,000 as compared to approximately $90,000 during the three months ended August 31, 2020. Interest and financing costs primarily result from the amortization of deferred financing balances that were incurred by the Company to finance operations. During the three months ended August 31, 2021, the Company recorded a credit for the fair value of contingent consideration of $352,000 as compared to $0 during the three months ended August 31, 2020, related to the acquisition of Just Chill, which arises from the measurement of LFER stock on the 12-month anniversary of the acquisition and subsequent Balance Sheet reporting dates. The contingency shares were issued to the JCG Group during the three months ended August 31, 2021. During the three mpnths ended August 31, 2021, the Company recorded a credit for the fair value of derivative liability of $111,000 as compared to $0 during the year ended August 31, 2020. During the three months ended Augiust 31, 2021, the underlying note of the derivative liability has been converted to 2,138,775 shares of the Company’s common stock and the Company no longer has an obligation for the derivative liability.

42

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

As of August 31, 2021, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of August 31, 2021, is a result of not having adequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2021 that have materially affected or are reasonably likely to materially affect our internal controls.

43

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

44

ITEM 1A RISK FACTORS

As a smaller reporting company, we are not required to include risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

45

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

46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Life On Earth, Inc.

Date: October 15, 2021	By:	/s/ Mahmood Alam Khan
Mahmood Alam Khan Chief Executive Officer and Board of Director (Principal Executive Officer)

47