Form 10-Q
period 2021-11-30
Life On Earth, Inc.
filed 2022-01-14
CIK 1579010

nuyjoio

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 333-190788

LIFE ON EARTH, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	46-2552550
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1345 6th Ave. 2nd Floor, New York, NY	10105
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 844-9897

Securities registered pursuant to Section 12(b) of the Act: none

Title of each class	Name of exchange on which registered
NONE	N/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant’s common stock was 62,483,802 as of January 14, 2021.

Life On Earth, Inc.

Form 10-Q
TABLE OF CONTENTS

Life On Earth, Inc.

Condensed Consolidated Balance Sheets

	November 30,	May 31,
	2021	2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$42,369	$34,629
Accounts receivable, net of allowance for doubtful accounts of $7,556 and $41,900 as of November 30, 2021 and May 31, 2021, respectively	31,033	5,802
Prepaid expenses	1,679	3,226
Other receivables	—	70,000
Total current assets	75,081	113,657

Other Assets
Furniture and fixtures, net of accumulated depreciation of $20,345 as of November 30, 2021 and May 31, 2021, respectively	3,532	3,687
Intellectual property - Software development, net of accumulated amortization of $709,740 and $177,903 as of November 30, 2021 and May 31, 2021, respectively	4,660,925	5,102,000
Total Assets	$4,739,538	$5,219,344

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$2,302,664	$2,163,858
Accrued contingent liability for the purchase cost of the SA acquisition	2,314,127	5,044,127
Contingent liability	—	415,227
Derivative liability	—	110,588
Notes payable - related party, net of unamortized deferred financing costs of $35,443 and $0 as of November 30, 2021 and May 31, 2021, respectively	87,790	58,491
Notes payable	142,404	118,031
Convertible notes payable, net of unamortized deferred financing costs of $18,600 and $29,633 as of November 30, 2021 and May 31, 2021, respectively	611,750	1,932,964
Lines of credit	33,494	37,849
Total current liabilities	5,492,229	9,881,135

Total Liabilities	5,492,229	9,881,135

Commitments and contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
Series A Preferred Stock, 1,300,000 and 1,200,000 shares issued and outstanding as of November 30, 2021 and May 31, 2021, respectively	1,300	1,200
Series B Preferred Stock, 100,000 and 100,000 shares issued and outstanding as of November 30, 2021 and May 31, 2021, respectively	100	100
Series C Preferred Stock, 1,135,224 and 290,000 shares issued and outstanding as of November 30, 2021 and May 31, 2021, respectively	1,135	290
Series D Preferred Stock, 210,000 and 210,000 shares issued and outstanding as of November 30, 2021 and May 31, 2021, respectively	210	210
Common stock, $0.001 par value; 200,000,000 shares authorized, 62,483,802 and 29,548,676 shares issued and outstanding as of November 30, 2021 and May 31, 2021, respectively	62,484	29,549
Additional paid-in capital	18,877,501	13,942,216
Accumulated deficit	(19,695,421)	(18,635,356)
Total Stockholders' Deficiency	(752,691)	(4,661,791)

Total Liabilities and Stockholders' Deficiency	$4,739,538	$5,219,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended November 30		For the six months ended November 30
	2021	2020	2021	2020

Sales, net	$55,776	$—	$81,385	$25,000
Cost of goods sold	1,050	—	1,050	25,335
Gross profit	54,726	—	80,335	(335)

Expenses:
Professional fees	157,040	87,531	277,057	179,744
Officers compensation	146,250		232,500	—
Officers compensation		(139,300)
Salaries and benefits	65,199	(12,922)	133,754	16,935
Other selling, general and administrative	59,592	29,926	98,470	50,615
Amortization	267,061	—	531,837	—
Total expenses	695,142	(34,765)	1,273,618	247,294

Loss from operations	(640,416)	34,765	(1,193,283)	(247,629)

Other income and (expenses):
Change in fair value of contingent consideration	—	(60,136)	352,227	(60,136)
Change in fair value of derivative liability	—	(56,205)	110,588	(56,205)
Interest and financing costs	(171,034)	(263,009)	(329,597)	(353,232)

Net loss	(811,450)	(344,585)	(1,060,065)	(717,202)

Basic and diluted loss per share from continuing operations	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Basic and diluted weighted average number
of shares outstanding	55,871,144	20,728,833	39,669,805	19,670,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.
Condensed Consolidated Statements of Stockholders' Deficiency
For the six months ended November 30, 2021
(Unaudited)

	Series A Preferred			Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Additional	Accumulated	Total Stockholders
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Deficiency

Balance - June 1, 2021	1,200,000		$1,200	100,000	$100	290,000	$290	210,000	$210	29,548,676	$29,549	$13,942,216	$(18,635,356)	$(4,661,791)

Issuance of Series A preferred shares as officer compensation	100,000	100										(100)		-
Sale of Series C preferred shares	-		-	-	-	158,500	159	-	-			158,341		158,500
Issuance of Series C preferred shares for convertible debt						686,724	686					686,038		686,724
Issuance of common shares for SA Acuisition										13,000,000	13,000	2,717,000		2,730,000
Issuance of common shares for convertible debt										14,685,393	14,685	883,034		897,719
Issuance of common shares as consideration shares										2,674,231	2,674	238,115		240,789
Issuance of common shares for JCG contingency shares										572,727	573	62,427		63,000
Issuance of common shares for services at prices ranging from $0.078 to $0.156										1,502,775	1,503	140,930		142,433
Issuance of common shares for settlement of legal claim										500,000	500	49,500		50,000

Net loss													(1,060,065)	(1,060,065)
Balance - November 30, 2021	1,300,000		$1,300	100,000	$100	1,135,224	$1,135	210,000	$210	62,483,802	$62,484	$18,877,501	$(19,695,421)	$(752,691)

Life On Earth, Inc.
Condensed Consolidated Statements of Stockholders' Deficiency
For the three months ended November 30, 2021
(Unaudited)

	Series A Preferred			Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Additional	Accumulated	Total Stockholders
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Deficiency

Balance - September 1, 2021	1,200,000		$1,200	100,000	$100	575,833	$576	210,000	$210	46,424,344	$46,424	$17,379,173	$(18,883,971)	$(1,456,288)

Issuance of Series A preferred shares as officer compensation	100,000	100										(100)		-
Issuance of Series C preferred shares for convertible debt						559,391	559					558,832		559,391
Issuance of common shares for convertible debt										12,546,618	12,547	671,295		683,842
Issuance of common shares as consideration shares										2,084,565	2,085	157,797		159,882
Issuance of common shares for services at prices ranging from $0.078 to $0.106										928,275	928	61,004		61,932
Issuance of common shares for settlement of legal claim										500,000	500	49,500		50,000

Net loss													(811,450)	(811,450)
Balance - November 30, 2021	1,300,000		$1,300	100,000	$100	1,135,224	$1,135	210,000	$210	62,483,802	$62,484	$18,877,501	$(19,695,421)	$(752,691)

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

Life On Earth, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended November 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(1,060,065)	$(717,202)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	142,433	—
Depreciation and amortization	536,553	—
Amortization of interest and financing costs	27,453	211,105
Share based finance costs	240,790	—
Provision for bad debts	—	26,000
Change in fair value of contingent liability	(352,227)	60,136
Change in fair value of derivative liability	(110,588)	56,205
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(25,231)	(26,000)
Prepaid expenses and other current assets	1,547	—
Other receivable	70,000	—
Increase (decrease) in:
Accounts payable, accrued expenses and contingent liability	449,601	254,600
Cash used by operating activities	(79,734)	(135,156)

Cash Flows From Investing Activities
Purchase of furniture and fixtures	(4,561)	—
Purchase of capitalized software	(90,762)	—
Cash used by investing activities	(95,323)	—

Cash Flows From Financing Activities
Proceeds of notes payable - related party	57,699	—
Repayment of notes payable - related party	(2,000)	—
Proceeds of notes payable	75,000	30,000
Repayment of notes payable	(50,627)
Proceeds of convertible notes payable	48,580
Repayment of convertible notes payable	(100,000)
Proceeds from lines of credit	2,768	6,003
Payment of lines of credit	(7,123)	(1,699)
Proceeds from sales of Series C preferred stock	158,500	—
Purchase of treasury stock	—	100,000
Cash provided by financing activities	182,797	134,304

Net Increase (decrease) in Cash and Cash Equivalents	$7,740	$(852)

Cash and Cash Equivalents - beginning	34,629	3,831

Cash and Cash Equivalents - end	$42,369	$2,979

Supplemental Disclosures of Cash Flow Information
Noncash investing and financing activities:

Common stock issued for convertible debt	$897,719	$74,319

Common stock issued with convertible debt as financing cost	$240,789	$—

Common stock issued for settlement of legal claim	$50,000	$—

Derivative liability associated with convertible debt	$—	$202,920

Common stock issued for JCG acquisition contingency shares	$63,000	$—

Common stock issued for SA Acquisition	$2,730,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Life On Earth, Inc.

Notes to Condensed Consolidated Financial Statements

November 30, 2021

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

Net Loss Per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As of November 30, 2021, and May 31, 2021, respectively, warrants and convertible notes payable could be converted into approximately 2,284,000 and 3,088,000 shares of common stock, respectively.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of May 31, 2021, and does not expect this to change significantly over the next 12 months.

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

On November 30, 2021, and May 31, 2020, respectively, the Company had cash and cash equivalents of $42,369 and $34,629 respectively. On November 30, 2021, and May 31, 2020, cash equivalents were comprised of funds in checking accounts, savings accounts and money market funds.

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

As of November 30, 2021, and May 31, 2021, the allowance for doubtful accounts was $7,556 and $41,900, respectively.

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

There were no indefinite-lived intangible assets as of November 30, 2021 or May 31, 2021.

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

Advertising

Advertising and promotion costs are expensed as incurred. Advertising and promotion expense amounted to approximately $33,830 and $895 for the years ended November 30, 2021 and 2020, respectively.

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

The Company has incurred losses from inception of approximately $19,700,000, has a working capital deficiency of approximately $5,400,000 and a net capital deficiency of approximately $750,000, which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. As of November 30, 2021, the Company did not have sufficient cash on hand to fund operations for the next 12 months. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and receive additional loans from third parties and related parties. The accompanying consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

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

Sales and Accounts Receivable

During the six months ended November 30, 2021, sales to 2 customers accounted for approximately 98% of the Company’s net sales, and, during the six months ended November 30, 2020, sales to 1 customer accounted for approximately 100% of the Company’s net sales.

Two customers accounted for approximately 100% of the Company’s accounts receivable as of November 30, 2021, and one customer accounted for 100% of the Company’s accounts receivable as of May 31, 2020.

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

For the year ended May 31, 2021 the following input were utilized to derive the fair value of our derivative liability:

	May 31,
	2021
Risk free interest rate	0.14%	-	0.13%
Expected dividend yield		0
Expected term (in years)		1
Expected volatility	16.95%	-	38.84%

The following tables set forth by level, within the fair value hierarchy, the Company’s financial instruments carried at fair value as of May 31, 2021:

	May 31, 2021
	Level 1	Level 2	Level 3	Total
Contingent liability	$415,227	$—	$—	$415,227
Derivative liability	—	—	110,588	110,588
Total	$415,227	$—	$110,588	$525,815

In July 2021, the Company issued 572,727 shares to the JCG Group and is no longer liable for the JCG Contingency. Also during July 2021, a note holder converted their note into 2,138,775 shares of the Company’s common stock and the Company is no longer liable for the contingent liability.

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

Estimated future amortization of the intangible assets as of November 30, 2021 are as follows:

2022	$484,000
2023	968,000
2024	968,000
2025	968,000
2026	968,000
2027 and after	304,925
$4,660,925

During the three and six months ended November 30, 2021, SA generated $81,385 and $26,000 net sales, respectively, and incurred approximately $765,000 of operating expenses, including approximately $532,000 of amortization, and a net loss of approximately $688,000.

From the date of acquisition through May 31, 2021, SA generated approximately $0 net sales, incurred approximately $89,000 of operating expenses, including approximately $79,000 of amortization, and a net loss of approximately $89,000.

The following table presents the Unaudited pro forma consolidated statements of operations for the year ended May 31, 2021:

	LFER	SA	Proforma Combined

Sales, net	$36,028	$38,300	$74,328
Cost of goods sold	25,335	5,714	31,048
Gross profit	10,693	32,586	43,280

Operating expenses	611,297	1,218,609	1,829,906

Net loss before other expenses	(600,604)	(1,186,022)	(1,786,626))

Other expenses, net	(745,374)	(3,963)	(749,337))

Net loss from continuing operations	$(1,345,978)	$(1,189,986)	$(2,535,964)

The following table presents the unaudited pro forma consolidated statements of operations for the year ended May 31, 2020:

	LFER	SA	Proforma Combined

Sales, net	$64,407	$63,415	$127,822
Cost of goods sold	166,681	31,679	198,360
Gross profit	(102,274)	31,736	(70,538)

Operating expenses	2,618,373	1,193,797	3,812,170

Net loss before other expenses	(2,720,647)	(1,162,061)	(3,882,708))

Other expenses, net	(417,937)	(5,679)	(423,616))

Net loss from continuing operations	$(3,138,584)	$(1,167,740)	$(4,306,324)

Note 6 – INTANGIBLE ASSETS

Intangible assets as of November 30, 2021 and May 31, 2021 were as follows:

	November 30, 2021	May 31, 2021
Intangible assets:
Intangible assets to be amortized:
Brand recognition, business relationships and customer lists	$5,181,272	$—
Software development, patents, business relationships and customer lists acquired from SA	—	5,181,272
Capitalized software development costs	189,393
Less: accumulated amortization:
Intangible assets to be amortized:
Brand recognition, business relationships and customer lists	—	—
Software development, patents, business relationships and customer lists	709,740	79,272

Less: Impairment	—	—

Net book value at the end of period	$4,660,925	$5,102,000

Amortization expense for the three and six months ended November 30, 2021 was $267,061 and $531,837, respectively.

Note 7 – NOTES PAYABLE – RELATED PARTY

The following table summarizes the Company’s Note Payable – Related Parties as of November 30, 2021:

Issue Date	Maturity Date	Interest Rate	Original Amount	Accumulated Payments as of November 30, 2021	Accumulated Accrued interest on Note	Conversion into Common & Preferred C shares	Unamortized Deferred Financing Costs as of November 30, 2021	Balance November 30, 2021

1/23/2019	3/1/2020	20%	$10,000	$—	$5,419	$(15,419)		$—

1/28/2020	1/28/2021	20%	$8,200	$—	$2,781	$(10,981)		$—

2/20/2020	2/19/2021	5%	$45,169	$16,300	$3,325			$32,194

6/15/2021	6/29/2021	8%	$60,976	$—	$2,245			$63,221

10/6/2021	10/6/2022	10%	$10,000	$—	$151		$14,367	$(4,216)

10/6/2021	10/6/2022	10%	$7,500	$—	$113		$14,367	$(6,754)

11/10/2021	11/10/2022	10%	$10,000	$—	$54		$6,709	$3,345

							$35,443	$87,790

The following table summarizes the Company’s Note Payable – Related Parties as of May 31, 2021:

Issue Date	Maturity Date	Interest Rate	Original Amount	Accumulated Payments as of November 30, 2021	Accumulated Accrued interest on Note	Conversion into Common & Preferred C shares	Unamortized Deferred Financing Costs as of May 31, 2021	Balance May 31, 2021

1/23/2019	3/1/2020	20%	$10,000	$—	$4,707	$—	$—	$14,707

1/28/2020	1/28/2021	20%	$8,200	$—	$2,197	$—	$—	$10,397

2/20/2020	2/19/2021	5%	$45,169	$14,300	$2,518	$—	$—	$33,387

							$—	$58,491

On January 23, 2019, ESD issued a demand note in the amount of $10,000 to a related party. The note is unsecured, bears interest at an annual rate of 20% and had an original maturity date of March 1, 2019. On March 12, 2019, the obligations due under the terms of the note were assigned to the Company. The maturity date on the note has been extended to March 1, 2020. During the three and six months ended November 30, 2021, the Company recorded interest expense of $208 and $712, respectively, and during the three and six months ended November 30, 2020, the Company recorded interest expense of $500 and $1,004, respectively. On October 8, 2021, the Note holder converted the full balance of the Note of $15,419, including accrued interest of $5,419, into 77,100 shares of the Company’s common stock at $0.10 per share, and 7,710 of the Company’s Preferred C shares. The Note has been considered paid in full by the conversions.

On January 28, 2020, the Company issued a demand note in the amount of $8,200 to a related party. The note is unsecured, bears interest at an annual rate of 20% and has maturity date of January 28, 2021. During the three and six months ended November 30, 2021 the Company recorded interest expense of $171 and $584, respectively, and, during the three and six months ended November 30, 2020 the Company recorded interest expense of $409 and $821, respectively. On October 8, 2021, the Note holder converted the full balance of the Note of $10,981, including accrued interest of $2,781, into 54,910 shares of the Company’s common stock at $0.10 per share, and 5,498 of the Company’s Preferred C shares. The Note has been considered paid in full by the conversions.

Prior to ESD’s bankruptcy declaration, ESD became indebted to certain creditors in the total amount of $45,169 which indebtedness was personally guaranteed by Fernando Leonzo, the Company’s Chairman. The debt was not protected under the ESD bankruptcy. On February 20, 2020, the Company and Fernando Leonzo entered into an agreement under which Fernando Leonzo would discharge the indebtedness personally and directly and the Company would pay Fernando Leonzo, $3,000 per month beginning on February 21, 2020 until such time that the indebtedness is fully discharged. Interest will accrue at an annual rate of 5% on any monthly payments not made by the 21st of the month. As of November 30, 2021, the Company paid a total of $16,300 to Fernando Leonzo in accordance with this agreement. During the three and six months ended November 30, 2021, the Company recorded interest expense of $399 and $408, respectively, and, during the three and six months ended November 30, 2020, the Company recorded interest expense of $510 and $1,019, respectively. On November 30, 2021 accrued interest on the note amounted to $3,325.

On June 15, 2021, the Company issued Mahmood Kahn, the Company’s CEO, a note in the amount of $121,976. The note bears interest at 8% per annum and a Maturity date of June 29, 2021. Also on June 15, 2021, the note holder converted $61,000 of the note into 61,000 Shares of Series C Preferred to the Holder at $1.00 per Series C Preferred Share, which upon said issuance reduced the Principal Amount of the note $60,976. During the three and six months ended November 30, 2021, the Company recorded interest expense of $1,216 and $2,245, respectively. On November 30, 2021, accrued interest on the note amounted to $2,245. On December 31, 2021, the Note holder converted the full balance of the Note of $63,635, including accrued interest of $2,659, into 909,075 shares of the Company’s common stock at $0.07 per share. As of December 31, 2021, the Note was considered paid in full by the conversion.

On October 6, 2021, the Company issued a demand note in the amount of $10,000 to Mahmood Kahn, the Company’s CEO. The note is unsecured, bears interest at an annual rate of 10% and has maturity date of October 6, 2022. As consideration for the Note, the Company issued 200,000 of the Company’s common stock at $0.821. As a result of this transaction, Company recorded $16,420 as a capitalized deferred financing cost and during the three and six months ended November 30, 2021, the Company recorded amortization expense of $2,053 and $2,053, respectively. During the three and six months ended November 30, 2021, the Company recorded interest expense of $151 and $151, respectively. On November 30, 2021, accrued interest on the note amounted to $151.

On October 6, 2021, the Company issued a demand note in the amount of $7,500 to John Romagosa, the Company’s President. The note is unsecured, bears interest at an annual rate of 10% and has maturity date of October 6, 2022. As consideration for the Note, the Company issued 200,000 of the Company’s common stock at $0.821. As a result of this transaction, Company recorded $16,420 as a capitalized deferred financing cost and during the three and six months ended November 30, 2021, the Company recorded amortization expense of $2,053 and $2,053, respectively. During the three and six months ended November 30, 2021, the Company recorded interest expense of $113 and $113, respectively. On November 30, 2021, accrued interest on the note amounted to $113.

On November 10, 2021, the Company issued a demand note in the amount of $10,000 to Mahmood Kahn, the Company’s CEO. The note is unsecured, bears interest at an annual rate of 10% and has maturity date of November, 2022. As consideration for the Note, the Company issued 100,000 of the Company’s common stock at $0.07. As a result of this transaction, Company recorded $7,000 as a capitalized deferred financing cost and during the three and six months ended November 30, 2021, the Company recorded amortization expense of $292 and $292, respectively. During the three and six months ended November 30, 2021, the Company recorded interest expense of $55 and $55, respectively. On November 30, 2021, accrued interest on the note amounted to $54.

Note 8 – NOTES PAYABLE

The following table summarizes the Company’s Notes Payable as of November 30, 2021:

On September 15, 2020, the Company issued a Note in the principal amount of $30,000 which had a maturity date of December 15, 2020. The Note was note repaid by the maturity date and thus bears interest at an annual rate of 6% from the date of maturity. During the three and six months ended November 30, 2021, the Company recorded interest expense of $449 and $902, respectively. On November 30, 2021, accrued interest on the note amounted to $1,731.

As part of the SA Acquisition, the Company has the following loans outstanding as of November 30, 2021:

	Date of note	Amount	Maturity date	Annual interest Rate	Accrued Interest November 30, 2021
PayPal Loan	11/23/21	$75,000	11/23/22	6.9%	$100
SBA PPP Loan	5/2/2021	12,937	05/02/26	1.0%	$—
SBA PPP Loan	4/16/2020	3,500	None	Waived	Waived
SBA EIDL Loan	10/6/2020	11,500	10/06/50	3.75%	$—
Short Term Loan		9,467	Demand	0.0%	$—
Total		$112,404			$100

The Company has applied for forgiveness from the SBA for the outstanding PPP loans.

The aggregate balance of the Company’s notes outstanding as of November 30, 2021 and May 31, 2021, was $142,404 and $118,031, respectively.

As of November 30, 2021, future principal payments of the notes payable were approximately as follows:

For the twelve months ending November 30,

2022	$142,404

The following table summarizes the Company’s Notes Payable as of May 31, 2021:

As part of the SA Acquisition, the Company has the following loans outstanding:

	Date of note	Amount	Maturity date	Annual interest Rate	Interest exp 5/11-5/31/21
PayPal Loan	04/22/21	$50,000	04/22/22	6.9%	$253
SBA PPP Loan	5/2/2021	12,937	05/02/26	1.0%	$—
SBA PPP Loan	4/16/2020	3,500	None	Waived	Waived
SBA EIDL Loan	10/6/2020	11,500	10/06/50	3.75%	$—
Short Term Loan		10,094	Demand	0.0%	$—
Total		$88,031			$253

Note 9 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the Company’s convertible notes payable as of November 30, 2021 and May 31, 2021:

	November 30, 2021			May 31, 2021
	Unamortized deferred finance costs and original issue discount	Principal	Net	Unamortized deferred finance costs and original issue discount	Principal	Net
2017 NPA Notes	—	—	—	—	737,500	737,500
The 2nd Note Offering	—	27,002	27,002	—	280,000	280,000
2022 Note Issuances	14,367	65,000	50,633	—	—	—
2021 Note Issuances	4,233	77,000	72,767	29,633	77,000	47,367
2020 Note Issuances	—	110,000	110,000	—	385,500	385,500
2019 Note Issuances	—	351,348	351,348	—	482,597	482,597

	$18,600	$630,350	$611,750	$29,633	$1,962,597	$1,932,964

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

On January 26, 2018, the Company entered into an NPA, pursuant to which the Company issued a Note in the amount of $125,000 (the “Note Purchase”). The Note bears interest at 7% per annum and had an original maturity date of January 26, 2019. In connection with the NPA, the Company and the Purchaser also entered into a Side Letter, pursuant to which, as additional consideration for the NPA, the Company agreed to (i) pay to the Purchaser, the first $125,000 in cash proceeds received by the Company in connection with a NPA from third parties unaffiliated with the Purchaser (the “Cash Payment”) shall be used to reduce the amount due to the Purchaser under the $175K Note, and (ii), with certain exceptions, not issue any shares of common stock or other securities convertible into shares of common stock unless and until the Cash Payment has been made in full. In January 2019, the $125,000 note which was issued on January 26, 2018 plus accrued and unpaid interest amounting to $8,654 was converted into 178,205 shares of the Company’s common stock at $0.75 per share. As of November 30, 2021, and May 31, 2021, the outstanding balance was $0, respectively.

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

As a result of this transaction, the Company expensed the unamortized deferred financing costs of $557,462 as of the date of the extinguishment and recorded deferred financing costs on the New Notes, and the $125,000 note purchase, of $538,335, which has been fully amortized as of November 30, 2021.

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

The Company recorded interest expense of $5,125 and $13,012 and $13,012 during the three and six months ended November 30, 2021, respectively, and, $12,871 and $25,754 during the three and six months ended November 30, 2020, respectively on the 2017 NPA Notes.

On October 8, 2021, the Note holder converted the full balance of the 2017 NPA Notes of $914,896, including accrued interest of $177,396, into 9,148,960 shares of the Company’s common stock at $0.05 per share, and 457,448 of the Company’s Preferred C shares. The Note has been considered paid in full by the conversions.

As of November 30, 2021, and May 31, 2021, the outstanding principal balance of the 2017 NPA Notes was $0 and $737,500, respectively.

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

On September 12, 2019 the Company was served with a summons from the Supreme Court of the State of New York to answer a complaint filed by the Gankaku Living Trust (“Gankaku”) (Gankaku Living Trust v. Life on Earth Inc., Supreme Court of New York, No.655189/2019) claiming a breach of contract and default upon the Note. The Note was issued to the Gankaku Living Trust (“Gankaku”) by the Company on May 24, 2018 with an original maturity date of May 24, 2019. This maturity date of this note was extended on May 24, 2019 until June 24, 2019. The Company paid the outstanding interest on the note of $7,000 as part of this extension. On June 25, 2019, Gankaku’s legal counsel sent a demand letter to the Company requesting payment in full. Under the terms of the convertible note, the Company had 10 business days to pay the outstanding balance or the note would be in default. Under the terms of the note, upon default, the Holder shall be issued the number of common stock equal to the outstanding balance multiplied by 125%, divided by the average price, as defined. On July 17, 2019 the Gankaku’s counsel sent the Company’s counsel an official notice of default for the note and demanded the immediate issuance of Common Stock per the convertible note agreement and also demanded that the Company make all of its assets available to the Gankaku Living Trust as collateral. The Company retained counsel to represent it in this case. On July 1, 2020, the Court granted Gankaku’s Motion for Summary Judgment (the July 1, 2020 Order) in the amount of $100,000, with 7% interest per annum from June 24, 2019, $722 of court costs, and $8,040 of attorney fees (the “Judgment Amount”), and that the Company shall pay the Judgment Amount by issuing Gankaku the Company’s Common Stock equivalent to said amount as provided for in Section 5 of the Note. The Company then moved to vacate the Court’s July 1, 2020, Order, which the Court denied on November 17, 2020. The Court issued a declaratory judgment requiring the Company to pay the Judgment Amount by issuing its Common Stock Shares to Gankaku as had been provided in the July 1, 2020 Order. On February 3, 2021, the Company filed an appeal from the Court’s Order denying the Motion to Vacate the July 1, 2020 Order, which the Court has not yet ruled upon.

Effective as of June 17, 2021, The Company settled litigation with Gankaku Living Trust (“Gankaku”), Gankaku Living Trust v. Life on Earth, Inc., Case No. 655189/2019 (New York Supreme Court) (the “Settlement”) in connection with Gankaku’s complaint on September 12, 2019, claiming a breach of contract and default upon a Note. The Settlement provides that Gankaku file with the Court a Satisfaction of Judgment and Stipulation of Discontinuance, which stipulation was filed by Gankaku on June 24, 2021. This Settlement does not involve the issuance of any additional shares to Gankaku as part of the settlement amount.  The Settlement settles all matters pertaining to the Gankaku complaint and litigation, and we no longer owe Gankaku any further consideration. As per the Settlement Agreement, both parties mutually released one another from any and all claims. As a result of this settlement, the Company paid Gankaku $100,000 of principal and $21,976 of accrued interest.

The Company recorded interest expense of $1,447 and $4,950 for the three and six months ended November 30, 2021, and 2020, respectively, and, $6,520 and $13,111 for the three and six months ended November 30, 2020, respectively. The total amount of accrued and unpaid interest expense on the Second Note Offering as of November 30, 2021 and May 31, 2021 was $0 and $40,693, respectively.

On October 8, 2021, the Second Offering Note holders converted the full balance of their Notes of $225,643, including accrued interest of $45,643, into an aggregate of 2,098,181 shares of the Company’s common stock at prices ranging from $0.05 per share to $0.10 per share, 43,102 of the Company’s Preferred C shares and cash payments totaling $27,002. As a result of this transaction, the Company recorded finance costs of $8,791. The Second Offering Notes have been considered paid in full by the conversions. As of January 14, 2022, the Company has not paid the cash payment due under the conversion agreements.

As of November 30, 2021, and May 31, 2021, the outstanding principal balance of the Second Note Offering Notes was $27,002 and $280,000, respectively.

The 2022 Notes:

On June 7, 2021, the Company issued a Convertible Promissory Note, in the principal amount of $55,000 which matures on June 7, 2023. The note bears interest at an annual rate of 8% which is due on maturity. The note was issued with a 10% original issue discount. The note may be converted into the Company’s common stock at a conversion price equal to $0.10 per share or 70% of the average closing price on the primary trading market on which the Company’s common stock is quoted for the last ten (10) trading days immediately prior to but not including the conversion date, whichever is lower (the “Conversion Price”). The Company recorded interest expense of $1,097 and $1,025 during the three and months ended November 30, 2021, respectively.

On October 6, 2021, the Company issued a Convertible Promissory Note, in the principal amount of $10,000 which matures on October 6, 2022. The note is unsecured, bears interest at an annual rate of 10% and has maturity date of October 6, 2022. As consideration for the Note, the Company issued 200,000 of the Company’s common stock at $0.821. As a result of this transaction, Company recorded $16,420 as a capitalized deferred financing cost and during the three and six months ended November 30, 2021, the Company recorded amortization expense of $2,053 and $2,053, respectively. During the three and six months ended November 30, 2021, the Company recorded interest expense of $151 and $151, respectively. On November 30, 2021, accrued interest on the note amounted to $151.

As of November 30, 2021, and May 31, 2021, the outstanding principal balance of the 2022 Notes was $65,000 and $0, respectively.

The 2021 Notes:

On March 19, 2021, the Company issued three (3) convertible Notes to three (3) investors. The aggregate principal amount of the Notes is $77,000, which includes an original issue discount (“OID”) amount that totals $7,000. The OID was recorded as a finance cost on the date the Note were issued.

The 2021 Notes bear interest at an annual rate of 8% and each has a maturity date of December 19, 2021. As consideration for the 2021 Notes, the Company issued 450,000 shares of the Company’s common stock at prices ranging from $0.84-$0.85 per share. As a result of this transaction the Company recorded deferred finance costs of $38,100 during the year ended May 31, 2021, which is being amortized over the life of the note. The Company recorded amortization expense of $12,700 and $25,4000 during the three and six months ended November 30, 2021, respectively. As of November 30, 2021 and May 31, 2021, the amount of unamortized capitalized finance costs amounted to $4,233 and $29,633, respectively. As of November 30, 2021 and May 31, 2021, the outstanding balance of the 2021 Notes was $77,000 and $77,000, respectively.

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

The Company recorded interest expense of $5,485 and $11,030 during the three and six months ended November 30, 2021, respectively, and $4,804 and $10,808 during the three and six months ended November 30, 2020, and 2020. As of November 30, 2021, and May 31, 2021, the outstanding balance of the Note was $110,000 and $110,000, respectively.

On December 14, 2020, the Company received a Complaint from the note holder, L & H, Inc. (“L&H”) filed in the First Judicial District Court of Nevada, Carson City, alleging breaches of contract regarding the Company’s failure to repay amounts due or failing to issuing shares upon demand and breach of implied covenant of good faith and fair dealing in connection with the $110,000 September 10, 2019, Convertible Promissory Note between L&H and the Company. The Complaint seeks an unspecified amount of damages representing the balance of the unconverted debt and penalties. Prior to the Complaint, the Company attempted to negotiate a settlement with L&H. The Company will answer the Complaint and attempt to negotiate a settlement with L&H but cannot assure the outcome of any attempted settlement, or the litigation.

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

On July 19, 2021, The Company and the note holder agreed to settle the outstanding balance of the 10% Convertible Redeemable Note whereby the note holder converted $213,878 of the note at the note’s applicable conversion price (10%) into 2,138,775 shares of the Company’s common stock and the remaining balance of the note ($111,665) was satisfied via the Company’s cash payment of $45,331 to be paid upon the closing of the borrower’s Series C Preferred financing and the Company issued the note holder, 66,333 shares of the Company’s Series C Preferred Shares. As of January 14, 2022, the company has not paid the cash payment due under the conversions, the amount due has been recorded in accrued expenses as of November 20, 2021.

As of November 30, 2021, and May 31, 2010, the outstanding balance was $0 and $275,500, respectively.

The 2019 Notes:

On October 29, 2018, the Company issued a Secured Promissory Note (“SPN”), in the principal amount of $131,250 which had an original maturity date of November 15, 2019. The SPN does not bear interest. The SPN was issued with a 5% original issue discount. Under the terms of the Note, the Company shall repay the SPN note holder in 12 equal monthly installments of $10,938 beginning December 15, 2018. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 20,000 restricted shares of the Company’s common stock as of the date of the SPN at $1.60 per share and is obligated to issue an additional 20,000 shares, 180 days from the date of the SPN and an additional 20,000 shares, 270 days from the date of the SPN. As a result of this transaction, the Company recorded a deferred finance cost of $102,250, which is being amortized over the life of the SPN. On November 29, 2019, the maturity date of the note was extended to November 15, 2020. All other terms of the note remain the same. In consideration for the extension of the maturity date, the Company issued 131,250 shares of the Company’s restricted common stock, at $0.25 per share, the closing market price per share. As a result, the Company has recorded an additional deferred finance cost of $32,813, all of which has been fully amortized over the life of the note. As of November 30, 2021, the Company had not paid any of the monthly installments.

On October 8, 2021, the Note holder converted the full balance of the Note of $131,350 into an aggregate of 1,312,500 shares of the Company’s common stock at $0.05 per share, and 65,625 of the Company’s Preferred C shares. The Note has been considered paid in full by the conversions.

As of November 30, 2021 and May 31, 2021, the outstanding balance of the note was $0 and $131,250, respectively.

On February 27, 2019, the Company issued a Secured Note (“SN”), in the principal amount of $312,500 which had an original maturity date of February 27, 2020. The SN does not bear interest. The SN was issued with a 20% original issue discount. Under the terms of the SN, the Company shall repay the SN note holder in 12 equal monthly installments of $26,042, beginning in March 2019. As additional consideration for the funding of the SPN, the Company has issued an aggregate of 50,000 restricted shares of the Company’s common stock as of the date of the SN at $2.0495, and the Company recorded a charge to finance expense in the amount of $102,475. In addition, as a result of this transaction, the Company recorded a deferred finance cost of $62,500, which has been fully amortized as of November 30, 2021.

On December 23, 2019, the Company and a Note Holder agreed to amend the Secured Note dated February 27, 2019 because of three amortization payment failures that have occurred since the original date of the Secured Note.

As a result of the amendment, (1) the Company shall issue 50,000 restricted common stock shares to the Note Holder; (2) Through January 31, 2020 (the “30 Day Period), the Note Holder will not issue any notices, demands, or otherwise or file any lawsuits regarding any alleged breach of the Secured Note or the SPA; (3) During the 30 Day Period, the Note Holder shall have the right to convert up to $39,063 (which amount equals the Monthly Principal Amortization Amount, as defined in the Secured Note times 1.5 (plus a conversion fee of $750 for each conversion amount) at a conversion price of $0.10 per share; (4) The Company shall bring the Note current during the 30 Day Period; (5) Should the Company fail to bring the Note current within the 30 Day Period, the Note Holder may elect to exercise its conversion rights for an additional 30 day period of between January 31, 2020 to February 28, 2020 (the “Second 30 Day Period”) as a follow on conversion after the 30 Day Period for the principal amount equal to or greater than $39,063, each such conversion of which shall reduce the principal amount then owed; and, (6) Should the Note Holder elect to proceed with the Second 30 Day Period, the Note Holder agrees to extend the Forbearance for the Second 30 Day Period. As of February 28, 2021, the 50,000 shares of restricted common stock have not been issued, and, the Note Holder has not exercised his conversion rights. In October 2020, the Company received notice from the Note Holder that, under the terms of the Note, the Note Holder is entitled to default principal and fees aggregating $111,422, which has been recorded as a finance expense during the year ended May 31, 2021. On May 20, 2021, the Company and the noteholder reached a settlement agreement whereby the Company agreed to pay the noteholder $24,000 and the noteholder would convert $260,000 of the principal and accrued interest of the note into 2,600,000 shares of the Company’s common stock. The shares were issued on June 2, 2021, and as of November 30, 2021, the Company has not paid the $24,000 due under the agreement. The outstanding balance of the note at November 30, 2021 and May 31, 2021 was $122,980 and $122,980, respectively.

On March 21, 2019, the Company issued a 2nd Secured Note (“2-SN”), in the principal amount of $312,500 which had an original maturity date of March 21, 2020. The 2-SN does not bear interest. The 2-SN was issued with a 20% original issue discount. Under the terms of the SN, the Company shall repay the 2-SN note holder in 12 equal monthly installments of $26,042 beginning in April 2019. As additional consideration for the funding of the SN, the Company has issued an aggregate of 50,000 restricted shares of the Company’s common stock as of the date of the 2-SN at $1.825, and, as a result of this transaction, the Company recorded a charge to finance expense in the amount of $91,250. In addition, as a result of this transaction, the Company recorded a deferred finance cost of $62,500, all of which has been fully amortized as of August 31, 2021.

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

On December 18, 2019, the Note Holder converted $20,000 of the outstanding debt into 307,692 shares of the Company’s common stock at $0.065 per share and the maturity date of the Note was extended to May 31, 2020. On March 20, 2020, the Note Holder converted $22,500 of the outstanding debt into 450,000 shares of the Company’s common stock at $0.05 per share, on May 28, 2020, the Note Holder converted $5,130 of the outstanding debt into 570,000 shares of the Company’s common stock at $0.009 per share, on June 15, 2020, the Note Holder converted $4,894 of the outstanding debt into 675,000 shares of the Company’s common stock at $0.0073 per share, and, on July 7, 2020, the Note Holder converted $6,525 of the outstanding debt into 900,000 shares of the Company’s common stock at $0.00725 per share. During the three and six months ended November 30, 2021, the Company recorded interest expense of $10,248 and $20,609, respectively. As of November 30, 2021 and May 31, 2021, the outstanding balance of the note was $228,368 and $228,368, respectively.

As of November 30, 2021, future principal payments of the convertible notes payable were approximately as follows:

For the twelve months ending November 30,

2022	$630,350

Note 12 – LINES OF CREDIT

In April 2017, the Company entered three credit lines with a small business lender that allows the Company to borrow up to $35,000 and bears interest at 6% per annum. The facilities require monthly payments of principal and interest. On November 30, 2021, the aggregate outstanding balance was $33,494. On May 31, 2021 the aggregate outstanding balance was $37,849.

Note 13 – CAPITAL STOCK

As of November 30, 2021, the authorized common stock of the Company was 200,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. At November 30, 2021 there were 1,300,000 shares of Series A preferred stock outstanding; 100,000 shares of shares of Series B preferred stock outstanding; and, 1,135,224 shares of Series C preferred stock outstanding and, pursuant to the SA acquisition agreement, 210,000 shares of the Company’s preferred D shares were issued and outstanding.

On November 11, 2019, the Board of Directors and a majority of the voting power approved a resolution to effectuate a 5:1 Reverse Stock Split. Under this Reverse Stock Split each 5 shares of our Common Stock were automatically converted into 1 share of Common Stock. To avoid the issuance of fractional shares of Common Stock, the Company issued an additional share to all holders of fractional shares. In addition, as discussed below, the Board of Directors and the holders of a majority of the voting power approved a resolution to effectuate an increase in authorized Shares of Common Stock from One Hundred million (100,000,000) to Two Hundred million (200,000,000) shares of common stock, $0.001 par value. The Company received approval from FINRA on March 25, 2020 and, on that date, the reverse stock split became effective

The number of authorized, issued, and outstanding, and available shares of common shares as of March 25, 2020, immediately after the reverse stock split was approved by FINRA are disclosed in the table below:

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

Preferred Stock

Pursuant to the provisions of Section 151 of the Delaware General Corporation Law, the Company created new Preferred Series classes of shares out of the already 10 million shares of Preferred Stock authorized in the Company’s Certificate of Incorporation. The Company already, since its inception, had designated and issued a Class A Series of Preferred Stock consisting of one million three hundred thousand shares (1,300,000), $0.001 par value share. On April 22, 2020, the Company designated a new Series B Preferred are for a total of two hundred fifty thousand shares (250,000), $0.001 par value per share, to be designated as Series B Preferred Stock. On December 8, 2020, the Company designated a new Series C Preferred are for a total of three million shares (3,000,000), $0.001 par value per share, to be designated as Series C Preferred Stock. On May 10, 2021, the Company designated a new Series D Preferred are for a total of two hundred ten thousand shares (210,000), $0.001 par value per share, to be designated as Series D Preferred Stock.

Series A Preferred Stock

The Series A Preferred Stock has the following rights and privileges:

Voting – One share of Series A Preferred Stock has the equivalent voting rights as 50 shares of common stock.

Preferred shares outstanding Preferred Shares	November 30, 2020
Shares Outstanding
Fernando Oswaldo Leonzo	600,000
Robert Gunther	300,000
Jerry Gruenbaum	100,000
John Romagosa	200,000
Mahmood Kahn	100,000
Total	1,300,000

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

The number of Preferred Series B shares outstanding as of November 30, 2021, were:
Holder	Number of Shares
J.Craig Holding Corp.	50,000
Massoud Toghraie	25,000
John Romagosa	25,000
Total	100,000

Series C Preferred Stock

The Company has designated 3,000,000 shares of Series C Preferred Stock, par value $0.001 per share.

The Series C Preferred Stock does not have liquidation preferences. The Series C Preferred Stock has no voting rights except to the extent that they hold Common Stock Shares from conversion, in which case each Common Stock share will be equal to one vote. The Company shall pay the holders of Series C Preferred Stock a 10% annual cash dividend paid quarterly., $1,135,224 of our Series C Preferred Stock are issued and outstanding.

Preferred C Shares - Outstanding as of November 30, 2021:
Holder:
Dr. Anshu Sharma, M.D.	150,000
Mahmood Kahn, Company CEO	111,000
Rafael Collado	50,000
Axon Capital Management, Inc.	28,000
W. S. Gamble	20,000
Quick Capital	100,000
Odyssey Funding LLC	66,333
Juan Romagosa, Company President	43,708
Shircoo	481,804
Robert Ley	9,612
Jesus Rodriguez	9,142
Masoud Toghraie	65,625
Total	1,135,224

Series D Preferred Stock

We have designated 210,000 shares of Series D Preferred Stock, par value $0.001 per share. As of November 30, 2021, 210,000 shares of our Series D Preferred Stock are issued and outstanding.

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

The number of Preferred Series D shares outstanding as of November 30, 2021 were:
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

Shares of common stock issued for services

The Company issues shares of common stock in exchange for financing and services provided by select individuals and or vendors. During the six months ended November 30, 2021 and 2020 the Company issued 1,502,775 and 0 shares, respectively.

Warrants

Warrants outstanding

		November 30, 2021		November 30, 2020
		Weighted		Weighted
		Average		Average
	Warrants	Exercise price	Warrants	Exercise price
Exercisable – June 1,	149,000	$4.25	349,000	$4.25
Exercised	—	—	—	—
Expired	149,000	$4.25	—	—
Outstanding	-	-	349,000	$4.25

Exercisable – at end of period	-		349,000	$4.25

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

Rent expense for the six months ended November 30, 2021 and 2020, respectively, totaled $10,550 and $565, respectively.

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

On October 21, 2021, a judgement was entered against the Company and in favor of the former employee. Under the terms of the judgement, the Company shall, (i) pay the former employee a total of $60,000 of scheduled payments, (ii) issue the former employee 500,000 shares of the Company’s common stock at $0.10 per share and, (iii) pay legal fees of up to $8,923 in scheduled payment to the former employee’s attorney. The 500,000 shares of the Company’s common stock were issued to the former employee on October 21, 2021 and as of November 30, 2021, the Company is current in their payments with respect to the judgement.

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

Note 15 - INCOME TAXES

The deferred tax attributes consist of the following:

	November 30, 2021	May 31, 2021
Net operating loss carryforward	$5,029,000	$4,743,000
Stock based compensation	1,392,000	1,327,000
Valuation allowance	(6,421,000)	(6,070,000)
Deferred tax asset, net	$—	$—

During the six months ended November 30, 2021, the valuation allowance increased by approximately $351,000.

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

The deferred tax asset differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

Effective Income Tax Rate Reconciliation
	November 30, 2021	May 31, 2021
Federal Rate	21%	21%
State Rate	6%	6%
Valuation Allowance	(27)%	(27)%
Effective income tax rate	0%	0%

As of November 30, 2021, the Company has net operating loss carryforwards of approximately $17,800,000 to reduce future federal and state taxable income.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examinations

Note 16 - RELATED PARTY TRANSACTIONS

In October 2013, the Company signed a distribution agreement with Gran Nevada Beverage, Inc. (“Gran Nevada”), an entity related through common management and ownership. During the six months ended November 30, 2021, and 2020, the Company sold $0 and $0 respectively. These products were produced by a third party copacker and were not purchased from Gran Nevada. The availability of third party copackers that can produce an Horchata are limited, and it directly impacts sales. As there is currently no co-packing available for this product the Company does not know if they will be able to produce this product again in the future.

Note 17 - SUBSEQUENT EVENTS

During the period December 1, 2021, through January 14, 2021, the Company issued 0 shares of its common stock.

On December 17, 2021, the Company entered into a Stock Purchase Agreement (the “Agreement”) with CareClix Holdings, Inc., a Florida corporation (“SOLI”). On December 31, 2031, under the terms of a Management Operating Agreement, we agreed to a partial closing of the transaction set forth in the SPA (the “Transaction”) with the final closing to occur on the effectiveness of a registration statement for the Company’s shares to be issued as part of the consideration.

In the partial closing, the Company acquired 100% ownership of the operating subsidiaries of SOLI, which include CareClix, Inc., a Virginia corporation, CareClix Services, Inc., a Florida corporation, MyCareClix, Inc., a Florida corporation, and CareClix RPM, Inc., a Florida corporation (collectively, the “CareClix Group”), in exchange we will issue the following securities to the common shareholders of SOLI:

50,000,000 shares of the Company’s common stock; and shares of a new class of preferred stock to be designated as Series E Preferred Stock. The shares of Series E Preferred stock to be designated and issued to the shareholders of CareClix shall be up to approximately 2,100,000 Series E Preferred shares with a convertibility ratio, under the current share structure, of 100 to 1 into our shares of common stock with conversion occurring automatically when our Articles of Incorporation have been amended to authorize sufficient common shares for the conversion.

4,000,000 shares of the Company’s Series A Preferred Stock, over a period of time, to Mr. Charles Scott, the Chairman and majority shareholder of SOLI, with 2,500,000 shares issued at the December 31, 2021 partial closing, 600,000 shares to be issued 45 days after closing, and 900,000 shares to be issued 90 days after closing. Shares of the Company’s Series A Preferred Stock, which are not convertible and do not receive dividends, are entitled to cast 50 votes per share on all matters submitted to the vote or consent of the Company’s shareholders.

Upon the final closing of the Transaction, the former shareholders of SOLI will hold approximately seventy percent of the Company’s issued and outstanding common equity on a fully diluted basis and will hold the majority of the Company’s total shareholder voting power.

The final closing of the Transaction is subject to the effectiveness of a registration statement on Form S-4 to be filed registering the issuance of the Company’s shares of common stock and issuance of the Company’s shares of Series E Preferred Stock to the common shareholders of CareClix. The Company is undertaking to file the S-4 registration statement, which will be filed as soon as a pending audit of the financial statements of the acquired CareClix companies is completed.

Pending the final Closing, SOLI and the Company will complete the operational changes under a Management Operating Agreement effective December 31, 2021, so that the CareClix Group and the Company can begin acting as a unit pending the effective date of the S-4 registration statement and issuance by the Company of the remainder of the agreed consideration. In the event that the final closing is not completed by May 31, 2022, unless extended by agreement, then the partial closing will be rescinded, and the CareClix Group will be returned to SOLI.

As part of the partial closing of the transaction, 2,500,000 shares of Series A voting preferred stock of LFER were issued to the current majority shareholder of the Company as part of the consideration.

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

Pending Acquisition of the CareClix Group

On December 17, 2021, we entered into a Stock Purchase Agreement (the “Agreement”) with CareClix Holdings, Inc., a Florida corporation (“SOLI”). On December 31, 2031, under the terms of a Management Operating Agreement, we agreed to a partial closing of the transaction set forth in the SPA (the “Transaction”) with the final closing to occur on the effectiveness of a registration statement for the shares to be issued as part of the consideration.

In the partial closing, we acquired 100% ownership of the operating subsidiaries of SOLI, which include CareClix, Inc., a Virginia corporation, CareClix Services, Inc., a Florida corporation, MyCareClix, Inc., a Florida corporation, and CareClix RPM, Inc., a Florida corporation (collectively, the “CareClix Group”). In exchange for ownership of the CareClix Group, we will issue the following securities to the common shareholders of SOLI:

•	50,000,000 shares of our common stock; and shares of a new class of preferred stock to be designated as Series E Preferred Stock. The shares of Series E Preferred stock to be designated and issued to the shareholders of CareClix shall be up to approximately 2,100,000 Series E Preferred shares with a convertibility ratio, under the current share structure, of 100 to 1 into our shares of common stock with conversion occurring automatically when our Articles of Incorporation have been amended to authorize sufficient common shares for the conversion.
•	4,000,000 shares of our Series A Preferred Stock, over a period of time, to Mr. Charles Scott, the Chairman and majority shareholder of SOLI, with 2,500,000 shares issued at the December 31, 2021 partial closing, 600,000 shares to be issued 45 days after closing, and 900,000 shares to be issued 90 days after closing. Shares of our Series A Preferred Stock, which are not convertible and do not receive dividends, are entitled to cast 50 votes per share on all matters submitted to the vote or consent of our shareholders.

Upon the final closing of the Transaction, the former shareholders of SOLI will hold approximately seventy percent of our issued and outstanding common equity on a fully diluted basis and will hold the majority of our total shareholder voting power.

The final closing of the Transaction is subject to the effectiveness of a registration statement on Form S-4 to be filed registering the issuance of our shares of common stock and shares of Series E Preferred Stock to the common shareholders of CareClix. We are undertaking to file the S-4 registration statement, which will be filed as soon as a pending audit of the financial statements of the acquired CareClix companies is completed.

Pending the final Closing, SOLI and LFER will complete the operational changes under the Management Operating Agreement effective December 31, 2021, so that the CareClix Group and LFER can begin acting as a unit pending the effective date of the S-4 registration statement and issuance by LFER of the remainder of the agreed consideration. In the event that the final closing is not completed by May 31, 2022, unless extended by agreement, then the partial closing will be rescinded and the CareClix Group will be returned to SOLI. Following the final Closing, there will be no affiliation, as shareholder, debtor, creditor or otherwise, between SOLI and LFER.

As part of the partial closing of the transaction, 2,500,000 shares of Series A voting preferred stock of LFER were issued to the current majority shareholder of the Company as part of the consideration.

We are acquiring the CareClix Group in order to expand into the Telemedicine and Medical Software Services industry. The group of companies under the CareClix Group will operate as our wholly owned subsidiaries and include a telemedicine medical services company, a direct-to-consumer company, a software-as-a-platform company, and an RPM (remote patient monitoring) company.

Our principal executive offices are located at 1345 6th Ave. 2nd Floor, New York NY 10022 and our telephone number (646) 844-9897.

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

Intellectual Property Protection

The Company has secured a registered trademark for its name and logo. The Company also has trademarks registered for the Victoria’s Kitchen and Just Chill brands. No Trademarks have been filed to date with respect to SmartAxiom.  SmartAxiom owns two issued patents U.S. Patent No. 10,924,466 (System and method for IOT security) and 11,032,293 (System and method for managing and securing a distributed ledger for a decentralized peer-to-peer network).  These patents will expire at on May 2, 2039 and December 8, 2039.

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

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company incurred net losses from inception of approximately $19,700,000, has limited revenues, and requires additional financing in order to finance its business activities on an ongoing basis. The Company’s future capital requirements will depend on numerous factors including, but not limited to, whether it successfully acquires revenue generating companies or assumes new businesses that generate material revenues.

At November 30, 2021, we had cash on hand of approximately $42,000 and an accumulated deficit of approximately $19,700,000. See “Liquidity and Capital Resources.”

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021 AND NOVEMBER 30, 2020:

Sales

Sales for the three months ended November 30, 2021 were approximately $55,000 compared to $0 for the three months ended November 30, 2020, as a result of sales by our SA subsidiary.

Operating Expenses

Operating expenses totaled approximately $695,000 for the three months ended November 30, 2021 as compared to approximately ($35,000) for the three months ended November 30, 2020. The increase in operating expenses of $730,000 was primarily related to the acquisition of SA and consisted of several factors, including, increased professional fees of $70,000, increased salaries and benefits of $78,000, increased other selling, general and administrative expenses of $30,000 and increased amortization of $267,000, and, increased officers compensation of $285,000.

Other Expense

During the three months ended November 30, 2021, the Company recorded interest and financing costs of approximately $171,000 as compared to approximately $263,000 during the three months ended November 30, 2020. Interest and financing costs primarily result from the amortization of deferred financing balances that were incurred by the Company to finance operations.

Net Loss

For the three months ended November 30, 2021, we incurred a net loss of $811,450, compared to a net loss of $344,585 for the three months ended November 30, 2020.

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2021 AND NOVEMBER 30, 2020:

Sales

Sales for the six months ended November 30, 2021 were approximately $81,000 compared to $25,000 for the six months ended November 30, 2020, as a result of increased sales by our SA subsidiary.

Operating Expenses

Operating expenses totaled approximately $1,274,000 for the six months ended November 30, 2021 as compared to approximately $247,000 for the six months ended November 30, 2020. The increase in operating expenses of $1,027,000 was primarily related to the acquisition of SA and consisted of several factors, including, increased professional fees of $99,000, increased officers’ compensation of $233,000, increased salaries and benefits of $117,000, increased other selling, general and administrative expenses of $48,000 and increased amortization of $532,000.

Other Expense

During the six months ended November 30, 2021, the Company recorded interest and financing costs of approximately $330,000 as compared to approximately $353,000 during the six months ended November 30, 2020. Interest and financing costs primarily result from the amortization of deferred financing balances that were incurred by the Company to finance operations. During the six months ended November 30, 2021, the Company recorded a credit for the fair value of contingent consideration of $352,000 as compared to charge of $60,000 during the three months ended November 30, 2020, related to the acquisition of Just Chill, which had arisen from the measurement of LFER stock on the 12-month anniversary of the acquisition and subsequent Balance Sheet reporting dates. The contingency shares were issued to the JCG Group during the six months ended November 30, 2021. During the six months ended November 30, 2021, the Company recorded a credit for the fair value of derivative liability of $111,000 as compared to a charge of $56,000 during the six months ended November 30, 2020. During the six months ended November 30, 2021, the underlying note of the derivative liability has been converted to 2,138,775 shares of the Company’s common stock and the Company no longer has an obligation for the derivative liability.

Net Loss

For the six months ended November 30, 2021, we incurred a net loss of $1,060,065, compared to a net loss of $717,202 for the six months ended November 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2021, we held current assets in the amount of $75,081 consisting of cash and cash equivalents in the amount of $42,369, accounts receivable of $31,033, and prepaid expenses of $1,679. Our current liabilities as of November 30, 2021 totaled $5,492,229, and consisted of accounts payable and accrued expenses in the amount of $2,302,664, an accrued contingent liability related to our acquisition of Smart Axiom in the amount of $2,314,127, notes payable of $87,790, convertible notes of payable of $611,750, and lines of credit in the amount of $33,494. Our working capital deficit as of November 30, 2021 was $5,417,148. Our recent financings have consisted primarily of private issuances of convertible notes and preferred stock.

During the six months ended November 30, 2021, the Company received $158,500 from the sale of 158,500 shares of Series C Preferred Stock and received $88,000 from the issuance of a notes payable to related parties, $61,000 from the sale of Series C Preferred Stock to a related party, and, $65,000 from the issuance of a convertible note payable.

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

For the six months ended November 30, 2021, our operating activities used $79,734 in cash, compared to $135,156 during the six months ended November 30, 2020. For the six months ended November 30, 2021, financing activities provided a net $182,797 in cash, compared to a net $134,304 in cash for the six months ended November 30, 2020. Investing activities used $95,323 in cash during the six months ended November 30, 2021, compared to $0 for the six months ended November 30, 2020. Our cash and cash equivalents increased by a net $7,740 during the six months ended November 30, 2021.

43

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

As of November 30, 2021, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of November 30, 2021, is a result of not having adequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2021 that have materially affected or are reasonably likely to materially affect our internal controls.

44

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

On October 21, 2021, a judgement was entered against the Company and in favor of the former employee. Under the terms of the judgement, the Company shall, (i) pay the former employee a total of $60,000 of scheduled payments, (ii) issue the former employee 500,000 shares of the Company’s common stock at $0.10 per share and, (iii) pay legal fees of up to $8,923 in scheduled payment to the former employee’s attorney. The 500,000 shares of the Company’s common stock were issued to the former employee on October 21, 2021, and as of November 30, 2021, the Company is current in their payments with respect to the judgement.

There are no other legal or governmental proceedings that are presently pending or, to our knowledge, threatened, to which we are a party.

45

ITEM 1A RISK FACTORS

As a smaller reporting company, we are not required to include risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

46

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

47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Life On Earth, Inc.

Date: January 14, 2022	By:	/s/ Mahmood Alam Khan
Mahmood Alam Khan Chief Executive Officer and Board of Director (Principal Executive Officer)

48