Form 10-Q
period 2022-02-28
Life On Earth, Inc.
filed 2022-04-19
CIK 1579010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 000-55464

LIFE ON EARTH, INC.
(Exact name of Registrant as Specified in Its Charter)

Delaware	46-2552550
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1345 6th Ave. 2nd Floor, New York, NY	10015
(Address of Principal Executive Offices)	(Zip Code)

(646) 884-9897

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any news or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant’s common stock was 71,822,753 as of March 31, 2022.

Life On Earth, Inc.

Form 10-Q
TABLE OF CONTENTS

 PART I – FINANCIAL INFORMATION

Life On Earth, Inc.
Condensed Balance Sheets

	February 28,	May 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$17,877	$—
Other current receivable	3,389	70,000
Current assets of discontinued operations	—	43,656
Total current assets	21,266	113,656

Other Assets
Investment in CareClix	2,500
Note receivable	250,000
Other assets of discontinued operations	—	5,105,687
Total Assets	$273,766	$5,219,343

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$603,020	$2,043,793
Accrued dividends payable on preferred shares	92,500	9,750
Accrued interest of related party debt	9,020	9,422
Accrued contingent liability for the purchase cost of the SA acquisition	—	5,044,127
Contingent liability	—	415,227
Derivative liability	—	110,588
Notes payable - related party, net of unamortized deferred financing costs of $25,482 and $0 as of February 28, 2022 and May 31, 2021, respectively	184,463	49,069
Notes payable	30,000	30,000
Convertible notes payable, net of unamortized deferred financing costs of $10,262 and $29,633 as of February 28, 2022 and May 31, 2021, respectively	665,418	1,932,964
Lines of credit	6,602	15,334
Current liabilities of discontinued operations	—	220,860
Total current liabilities	1,591,023	9,881,134

Total Liabilities	1,591,023	9,881,134

Commitments and contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
Series A Preferred Stock, 3,700,000 and 1,200,000 shares issued and outstanding as of February 28, 2022 and May 31, 2021, respectively	3,700	1,200
Series B Preferred Stock, 100,000 and 100,000 shares issued and outstanding as of February 28, 2022 and May 31, 2021, respectively	100	100
Series C Preferred Stock, 2,613,375 and 290,000 shares issued and outstanding as of Februar 28, 2022 and May 31, 2021, respectively	2,614	290
Series D Preferred Stock, 16,236 and 210,000 shares issued and outstanding as of February 28, 2022 and May 31, 2021, respectively	16	210
Common stock, $0.001 par value; 200,000,000 shares authorized, 71,822,753 and 29,548,676 shares issued and outstanding as of February 28, 2022 and May 31, 2021, respectively	71,823	29,549
Additional paid-in capital	21,173,764	13,942,216
Accumulated deficit	(22,569,274)	(18,635,356)
Total Stockholders' Deficiency	(1,317,257)	(4,661,791)

Total Liabilities and Stockholders' Deficiency	$273,766	$5,219,343

The accompanying notes are an integral part of these condensed financial statements.

Life On Earth, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended February 28,		For the nine months ended February 28,
	2022	2021	2022	2021

Sales, net	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross profit	—	—	—	—

Expenses:
Professional fees	99,415	53,421	338,363	233,165
Officers compensation	1,318,554	—	1,551,054	—
Salaries and benefits	—	—	—	16,935
Other selling, general and administrative	(9,698)	10,174	27,301	61,123
Total expenses	1,408,271	63,595	1,916,718	311,223

Loss from operations	(1,408,271)	(63,595)	(1,916,718)	(311,223)

Other income and (expenses):
Change in fair value of contingent consideration	—	(103,091)	352,227	(163,227)
Change in fair value of derivative liability	—	66,402	110,588	10,197
Interest and financing costs	(74,209)	(69,821)	(400,150)	(423,053)

Loss from continuing operations	(1,482,480)	(170,105)	(1,854,053)	(887,306)
Loss on discontinued operations	(282,599)	—	(971,091)	—
Loss on sale of subsidiary	(1,135,279)	—	(1,135,279)	—
Gain on disposal of subsidiaries	26,505	—	26,505	—

Net loss	$(2,873,853)	$(170,105)	$(3,933,918)	$(887,306)

Basic and diluted loss per share from continuing operations	$(0.02)	$(0.01)	$(0.03)	$(0.04)

Basic and diluted loss per share on discontinued operations	$(0.02)	$—	$(0.04)	$—

Basic and diluted weighted average number
of shares outstanding	62,320,101	20,728,833	53,867,944	19,994,255

The accompanying notes are an integral part of these condensed financial statements.

Life On Earth, Inc.
Condensed Statements of Stockholders' Deficiency
For the nine months ended February 28, 2022
(Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Additional	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Deficiency

Balance, June 1, 2021	1,200,000	$1,200	100,000	$100	290,000	$290	210,000	$210	29,548,676	$29,549	$13,942,216	$(18,635,356)	$(4,661,791)

Issuance of Series A Preferred shares for CareClix Acquisition	2,500,000	2,500											2,500
Sale of Series C preferred shares					138,500	139					158,341		158,480
Issuance of Series C preferred shares for convertible debt					706,709	707					686,038		686,745
Conversion of Series C Preferred shares to Common					(50,000)	(50)			525,000	525	(475)		—
Cancellation of Series D Preferred shares							(193,764)	(194)			194		0
Issuance of common shares for SA Acquisition									13,000,000	13,000	2,717,000		2,730,000
Common shares issued for SA acquisition that were returned and cancelled									(7,974,695)	(7,975)	(526,330)		(534,305)
Issuance of common shares for convertible debt									14,685,393	14,685	883,035		897,720
Sale of common shares to related parties at $0.001 per share									12,503,177	12,503	952,742		965,245
Issuance of common shares to related parties as consideration at $0.001 per share									3,056,332	3,056	232,893		235,949
Sale of Series C preferred shares to related parties at $0.001 per share					1,528,166	1,528					1,526,640		1,528,168
Issuance of common shares as consideration shares									2,674,231	2,675	238,115		240,790
Issuance of common shares for JCG contingency shares									572,727	573	62,427		63,000
Issuance of common shares for services at prices ranging from $0.07 to $0.156									2,581,912	2,582	236,578		239,160
Issuance of common shares for settlement of legal claim									500,000	500	49,500		50,000
Issuance of common shares for settlement of legal claim									150,000	150	14,850		15,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,933,918)	(3,933,918)
Balance, February 28, 2022	3,700,000	$3,700	100,000	$100	2,613,375	$2,614	16,236	$16	71,822,753	$71,823	$21,173,764	$(22,569,274)	$(1,317,257)

The accompanying notes are an integral part of these condensed financial statements.

Life On Earth, Inc.
Condensed Statements of Stockholders' Deficiency
For the nine months ended February 28, 2021
(Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		Additional	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Deficiency

Balance, June 1, 2020	1,200,000	$1,200	—	$—	—	$—	13,081,380	$13,081	$12,901,158	$(17,201,283)	$(4,285,844)

Sale of Series B preferred shares			100,000	100					99,900		100,000
Sale of Series C preferred shares					150,000	150			149,850		150,000
Issuance of common shares for convertible debt							7,647,453	7,648	66,671		74,319
Net loss	—	—	—	—	—	—	—	—	—	(887,306)	(887,306)

Balance, February 28, 2021	1,200,000	$1,200	100,000	$100	150,000	$150	20,728,833	$20,729	$13,217,579	$(18,088,589)	$(4,848,831)

The accompanying notes are an integral part of these condensed financial statements.

Life On Earth, Inc.
Condensed Statements of Stockholders' Deficiency
For the three months ended February 28, 2022
(Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred		Common Stock		Additional	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Deficiency

Balance, December 1, 2021	1,200,000	$1,200	100,000	$100	1,135,209	$1,136	210,000	$210	62,483,802	$62,484	$18,877,601	$(19,695,421)	$(752,692)

Issuance of Series A Preferred shares for CareClix Acquisition	2,500,000	2,500											2,500
Sale of Series C preferred shares					—	—					—		—
Issuance of Series C preferred shares for convertible debt					—	—					—		—
Conversion of Series C Preferred shares to Common					(50,000)	(50)			525,000	525	(475)		—
Cancellation of Series D Preferred shares							(193,764)	(194)			194		—
Common shares issued for SA acquisition that were returned and cancelled									(7,974,695)	(7,975)	(526,330)		(534,305)
Issuance of common shares for convertible debt									—	—	—		—
Sale of common shares to related parties at $0.001 per share									12,503,177	12,503	952,742		965,245
Issuance of common shares to related parties as consideration at $0.001 per share									3,056,332	3,056	232,893		235,949
Sale of Series C preferred shares to related parties at $0.001 per share					1,528,166	1,528					1,526,640		1,528,168
Issuance of common shares as consideration shares									—	—	—		—
Issuance of common shares for services at prices ranging from $0.07 to $0.10									1,079,137	1,079	95,649		96,728
Issuance of common shares for settlement of legal claim									150,000	150	14,850		15,000
													—
Net loss												(2,873,853)	(2,873,853)
Balance, February 28, 2022	3,700,000	$3,700	100,000	$100	2,613,375	$2,614	16,236	$16	71,822,753	$71,823	$21,173,764	$(22,569,274)	$(1,317,257)

The accompanying notes are an integral part of these condensed financial statements.

Life On Earth, Inc.
Condensed Statements of Stockholders' Deficiency
For the three months ended February 28, 2021
(Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		Additional	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in capital	Deficit	Deficiency

Balance, December 1, 2020	1,200,000	$1,200	100,000	$100	—	$—	20,728,833	$20,729	$13,067,729	$(17,918,484)	$(4,828,726)

Sale of Series C preferred shares					150,000	150			149,850		150,000
Net loss										(170,105)	(170,105)

Balance, February 28, 2021	1,200,000	$1,200	100,000	$100	150,000	$150	20,728,833	$20,729	$13,217,579	$(18,088,589)	$(4,848,831)

The accompanying notes are an integral part of these condensed financial statements.

Life On Earth, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the nine months ended February 28,
	2022	2021

Cash Flows From Operating Activities
Net loss	$(3,933,918)	$(887,306)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	239,160	—
Stock based compensation - related parties	2,715,331
Loss from discontinued operations	2,079,865
Amortization of interest and financing costs	19,392	211,105
Share based finance costs	240,790	—
Provision for bad debts	—	25,990
Change in fair value of contingent liability	(352,227)	163,227
Change in fair value of derivative liability	(110,588)	(10,197)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	—	(25,990)
Other receivable	66,611	—
Note receivable	(250,000)
Increase (decrease) in:
Accounts payable, accrued expenses and contingent liability	(978,912)	305,661
Cash used by operating activities	(264,497)	(217,510)

Cash Flows From Financing Activities
Proceeds of notes payable - related parties	155,594	—
Repayment of notes payable - related party	(2,000)	—
Proceeds of notes payable	—	30,000
Proceeds of convertible notes payable	65,000
Repayment of convertible notes payable	(100,000)
Proceeds from lines of credit, net of financing costs	6,915	6,268
Payment of lines of credit	(15,647)	(7,090)
Proceeds from sales of Series B preferred stock		100,000
Proceeds from sales of Series C preferred stock	158,480	150,000
Proceeds from sales of Series C preferred stock to related parties	1,528
Proceeds from sales of common stock to related parties	12,503
Cash (used)/provided by financing activities	282,373	279,178

Net Increase (decrease) in Cash and Cash Equivalents	$17,876	$61,668

Cash and Cash Equivalents - beginning	—	3,831

Cash and Cash Equivalents - end	$17,876	$65,499

Supplemental Disclosures of Cash Flow Information
Noncash investing and financing activities:

Common stock issued for convertible debt	$897,720	$74,319

Series C preferred shares issued for convertible debt	$686,745	$—

Common stock issued with convertible debt as financing cost	$240,790	$—

Common stock issued as consideration to related parties	$235,949	$—

Common stock issued for settlement of legal claims	$65,000	$—

Derivative liability associated with convertible devbt	$—	$136,518

Common stock issued for JCG acquisition contingency shares	$63,000	$—

Common stock issued for SA Acquisition	$2,730,000	$—

Common stock returned and cancelled	$(534,305)	$—

Series A preferred shares issued for CareClix acquisition	$2,500	$—

The accompanying notes are an integral part of these condensed financial statements.

Life On Earth, Inc.

Notes to Condensed Financial Statements

For the nine months ended February 28, 2022

(Unaudited)

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

Life On Earth, Inc. (the “Company”) is a public holding company formed in Delaware in April 2013, operating through wholly owned subsidiaries. Until December 31, 2021 as a result of the acquisition of SmartAxiom, Inc. in May 2021, the Company offered software that manages and secures the Internet-of-Things (IoT) through patented, lite blockchain technology running among those devices at the edge of the Internet and enabling them to defend themselves. The Company has acted as a brand accelerator and incubator company that was focused on building and scaling concepts in the natural consumer products category. The Company’s previous business model focused on a long-term forward-looking vision to consumers in the health, wellness and lifestyle spaces through superior branding, product quality, and direct to consumer and retail experience within the CPG industry.

On December 17, 2021, the Company entered into a Stock Purchase Agreement (“SPA”) with CareClix Holdings, Inc., a Florida corporation (“SOLI”) to acquire four CareClix subsidiary companies On December 31, 2021, under the terms of a Management Operating Agreement, the Company agreed to a partial closing of the transaction set forth in the SPA with the final closing to occur on the effectiveness of a registration statement to be filed by the Company for the shares to be issued as part of the consideration

Under the terms of the SPA, the Company will acquired 100% ownership of the four subsidiaries of SOLI, which included CareClix, Inc., a Virginia corporation, CareClix Services, Inc., a Florida corporation, MyCareClix, Inc., a Florida corporation, and CareClix RPM, Inc., a Florida corporation (collectively, the “CareClix Group”) effective with the final closing. In exchange for ownership of the CareClix Group, the Company agreed to issue the following securities to the common shareholders of SOLI:

1.	50,000,000 shares of common stock;
2.	2,100,000 shares of a new class of preferred stock to be designated as Series E Preferred Stock. The shares of Series E Preferred stock to be designated and issued to the shareholders of CareClix have a convertibility ratio, under the current share structure, of 100 to 1 into shares of common stock with conversion occurring automatically when the Company’s Articles of Incorporation have been amended to authorize sufficient common shares for the conversion. The net effect of these two share issuances will be that common shares of SOLI held before the transaction will be exchanged for common shares of the Company on a 1 for 1 basis.
3.	4,000,000 shares of Series A Preferred Stock, over a period of time, to Mr. Charles Scott, the Chairman and majority shareholder of SOLI, with 2,500,000 shares issued at the December 31, 2021 partial closing, 600,000 shares to be issued 45 days after closing, and 900,000 shares to be issued 90 days after closing. The second installment of Series A shares was to be issued by February 14, 2022 but have not yet been issued and the final installment was due to be issued by March 31, 2022, but have also not yet been issued at the date of this Report. Shares of our Series A Preferred Stock, which are not convertible and do not receive dividends, are entitled to cast 50 votes per share on all matters submitted to the vote or consent of our shareholders.

Upon the final closing of the transaction, the former shareholders of SOLI will hold approximately seventy-five percent of the Company’s issued and outstanding common equity on a fully diluted basis and will hold more than eighty-five percent of the total shareholder voting power.

The final closing of the transaction is subject to the effectiveness of a registration statement on Form S-4 to be filed by the Company registering the issuance of the shares of common stock and shares of Series E Preferred Stock to the common shareholders of SOLI. The Company has undertaken to file the S-4 registration statement, which will be filed as soon as a pending audit of the financial statements of the acquired CareClix companies by the Company is completed.

Pending the final closing, SOLI and the Company completed the operational changes under the Management Operating Agreement effective December 31, 2021, so that the CareClix Group and the Company began acting as a unit pending the effective date of the S-4 registration statement and issuance by the Company of the remainder of the agreed consideration. Under GAAP, the financial results of the CareClix subsidiaries cannot be consolidated with the Company’s financial results in this Report and will not be consolidated until the final closing but are reported on a pro forma basis in these Footnotes. See Note 5.

On March 8, 2022, the Company executed a Stock Purchase and Mutual Release Agreement (the “Agreement”) under which the Company divested its ownership of the former subsidiary SmartAxiom, Inc. (“SA”), effective December 31, 2021. The decision was made due to certain critical factors including, but not limited to, 1) the Company’s new focus exclusively on the medical technology industry, 2) the slow progress of performance from SA in comparison to the results already underway with the CareClix acquisition, and 3) redeployment of resources to the growth potential of the CareClix group of companies. Under the Agreement, the Company agreed to transfer all of its equity ownership in SA to Amit Biyani in exchange for Mr. Biyani’s agreement to return to the Company for cancellation: (ii) 7,794,695 shares of our common stock; and (ii) 128,822 shares of our Series D Preferred Stock. In addition, SA and Mr. Biyani agreed to arrange for the return and cancellation of remaining 64,942 shares of Series D Preferred Stock currently held by other former shareholders of SA. A total of 16,236 Preferred D shares are expected to remain outstanding. By agreement among the parties, the divestiture of SA was deemed legally effective as of December 31, 2021. The Agreement also contains mutual releases amongst the parties.

Life On Earth, Inc.

Notes to Condensed Financial Statements

For the nine months ended February 28, 2022

(Unaudited)

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Effective December 31, 2021, the Company determined that its subsidiaries Victoria’s Kitchen and The Chill Group both of which had been inactive for some time, should be discontinued, resulting in a loss for the period ended February 28, 2022. See, Note 6. Discontinued Operations.

The accompanying financial statements include only the financial statements of the Company and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

 Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the company satisfies a performance obligation

Because the Company’s agreements generally have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. The Company’s performance obligations are satisfied at the point in time when services are received by the customer, which is when the customer has title and the significant risks and rewards of ownership. Therefore, the Company’s contracts have a single performance obligation (shipment of product or delivery of services). The Company primarily receives fixed consideration for sales of product and services. Shipping and handling amounts are included in cost of goods sold. Sales tax and other similar taxes are excluded from net sales. Sales are recorded net of provisions for discounts The amount of revenue recognized represents the amount that will not be subject to a significant future reversal of revenue.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the balance sheets and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Net Loss Per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive. As of February 28, 2022, and May 31, 2021, respectively, warrants and convertible notes payable could be converted into approximately 4,804,000 and 3,088,000 shares of common stock, respectively.

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

Life On Earth, Inc.

Notes to Condensed Financial Statements

For the nine months ended February 28, 2022

(Unaudited)

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. The Company did not have any unrecognized tax benefits as of February 28, 2022, and May 31, 2021, and does not expect this to change significantly over the next 12 months.

Accounting for Equity Awards

The cost of services received in exchange for an award of equity instruments related to employees and non-employees is based on the grant-date unadjusted fair value of the award and allocated over the requisite service period of the award.

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents.

On February 28, 2022, and May 31, 2021, respectively, the Company had cash and cash equivalents of $17,877 and $0 respectively comprised of funds in checking accounts, savings accounts and money market funds.

Advertising

Advertising and promotion costs are expensed as incurred and amounted to approximately $1,262 and $895 for the periods ended February 28, 2022, and May 31, 2021, respectively.

Business combination

 GAAP requires that all business combinations not involving entities or businesses under common control be accounted for under the acquisition method. The Company applies ASC 805, “Business combinations”, whereby the cost of an acquisition is measured as the aggregate of the fair values at the date of exchange of the assets given, liabilities incurred, and equity instruments issued. The costs directly attributable to the acquisition are expensed as incurred. Identifiable assets, liabilities and contingent liabilities acquired or assumed are measured separately at their fair value as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total of cost of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the statements of operations and comprehensive income.

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

The Company expects to have an independent valuation and allocation of the consideration for the CareClix acquisition to be completed on the final closing of the transaction.

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

Derivative Liability

The Company accounts for certain instruments, which do not have fixed settlement provisions, as derivative instruments in accordance with FASB ASC 815-40, Derivative and Hedging – Contracts in Entity’s Own Equity. This is due to the conversion features of certain convertible notes payable being tied to the market value of our common stock. As such, our derivative liabilities are initially measured at fair value on the contract date and are subsequently re-measured to fair value at each reporting date. Changes in estimated fair value are recorded as non-cash adjustments within other income (expenses), in the Company’s accompanying Statements of Operations. There were no derivative liabilities remaining at February 28, 2022.

Life On Earth, Inc.

Notes to Condensed Financial Statements

For the nine months ended February 28, 2022

(Unaudited)

Recent Accounting Pronouncements

Management does not believe that any recently issued, or not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

 Note 2 - BASIS OF REPORTING AND GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of approximately $22,600,000, has a working capital deficiency of approximately $1,570,000 and a net capital deficiency of approximately $1,317,000, which, among other factors, raises substantial doubt about the Company's ability to continue as a going concern. As of February 28, 2022, the Company did not have sufficient cash on hand to fund operations for the next 12 months. The ability of the Company to continue as a going concern is dependent upon management's plans to raise additional capital from the sale of stock and receive additional loans from third parties and related parties. The acquisition of the CareClix Group is expected to provide sufficient revenues to support the continued operations of the Company. As of February 28, 2022, the CareClix subsidiaries had advanced at total of $92,600 to the Company to support its operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 3 - CONCENTRATIONS

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. The Company places its cash with high quality credit institutions. At times, balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Cash in banks is insured by the FDIC up to $250,000 per institution, per entity.

Sales and Accounts Receivable

The Company had no sales and no accounts receivable at February 28, 2022 or at May 31, 2021.

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

Financial assets and liabilities recorded on the accompanying condensed balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

Life On Earth, Inc.

Notes to Condensed Financial Statements

For the nine months ended February 28, 2022

(Unaudited)

The carrying value of our contingent liability approximated the fair value as of February 28, 2022, in considering Level 1 inputs within the hierarchy.

The carrying value of our derivative liability as of May 31, 2021, approximated the fair value in considering Level 3 inputs within the hierarchy. The Company’s derivative liability was measured at fair value using the Black Scholes valuation methodology.  There was no derivative liability remaining at February 28, 2022.

Note 5 – CareClix Acquisition

On December 17, 2021, the Company entered into a Stock Purchase Agreement (the “SPA”) with CareClix Holdings, Inc., a Florida corporation (“SOLI”). On December 31, 2021, under the terms of a Management Operating Agreement, the Company agreed to a partial closing of the transaction set forth in the SPA with the final closing to occur on the effectiveness of a registration statement for the shares to be issued to the SOLI shareholders as part of the consideration.

In the partial closing, the Company acquired 100% ownership of four subsidiaries of SOLI, which included CareClix, Inc., a Virginia corporation, CareClix Services, Inc., a Florida corporation, MyCareClix, Inc., a Florida corporation, and CareClix RPM, Inc., a Florida corporation (collectively, the “CareClix Group”). In exchange for ownership of the CareClix Group, the Company agreed to issue the following securities directly to the common shareholders of SOLI:

•	50,000,000 shares of common stock; and 2,100,000 shares of a new class of preferred stock to be designated as Series E Preferred Stock, with a convertibility ratio, under the current share structure, of 100 to 1 into shares of common stock with conversion occurring automatically when the Company’s Articles of Incorporation are amended to authorize sufficient common shares for the conversion.

•	4,000,000 shares of Series A Preferred Stock, over a period of time, to Mr. Charles Scott, the Chairman and majority shareholder of SOLI, with 2,500,000 shares issued at the December 31, 2021 partial closing, 600,000 shares to be issued 45 days after closing, and 900,000 shares to be issued 90 days after closing. The second and third installments have not yet been issued as of the date of this report. Shares of Series A Preferred Stock, which are not convertible and do not receive dividends, are entitled to cast 50 votes per share on all matters submitted to the vote or consent of our shareholders.

Upon the final closing of the transaction, the former shareholders of SOLI will hold approximately 75 percent of our issued and outstanding common equity on a fully diluted basis and will hold more than 85 percent of the Company’s total shareholder voting power.

The final closing of the transaction is subject to the effectiveness of a registration statement on Form S-4 to be filed by the Company registering the issuance of the shares of common stock and shares of Series E Preferred Stock to the common shareholders of CareClix. The S-4 registration statement will be filed as soon as a pending audit of the financial statements of the acquired CareClix companies by the Company is completed.

Pending the final closing, SOLI and the Company have completed the operational changes under the Management Operating Agreement effective December 31, 2021, so that the CareClix Group and the Company began acting as a unit pending the effective date of the S-4 registration statement and issuance by the Company of the remainder of the agreed consideration.

The combined financial results of the LFER and CareClix companies for the year ended May 31, 2021 and the nine month periods ended February 28, 2022, on a unaudited, proforma basis are as follows:

Life On Earth, Inc.

Notes to Condensed Financial Statements

For the nine months ended February 28, 2022

(Unaudited)

Life On Earth, Inc.
Condensed Combined Pro Forma Balance Sheets
May 31, 2021
(Unaudited)

	LFER	CareClix	Adjustments	Ref	Combined
ASSETS
Current Assets
Cash and cash equivalents	$—	$205,972			$205,972
Accounts receivable, net	—	295,120			295,120
Prepaid expenses	70,000	73,481			143,481
Deposited funds		61,635			61,635
Current assets of discontinued operations	43,656				43,656
Total current assets	113,656	636,208	—		749,864
Other Assets
Fixed assets, net		41,297			41,297
Goodwill		828,216	(828,216)	a	—

Intangible assets, net		798,610	5,553,315	b	6,351,925
Right to use asset		102,000			102,000
Other assets of discontinued operations	5,105,687				5,105,687
Total Assets	$5,219,343	$2,406,331	$4,725,099		$12,350,773

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$2,043,793	$742,260			2,786,053
Accrued dividends payable on preferred shares	9,750				9,750
Accrued interest of related party debt	9,422				9,422
Accrued contingent liability for the purchase cost of the SA acquisition	5,044,127				5,044,127
Contingent liability	415,227				415,227
Derivative liability	110,588				110,588
Deferred revenue	—	167,321			167,321
Notes payable - related party, net of unamortized deferred financing costs of $25,482 and $0 as of February 28, 2022 and May 31, 2021, respectively	49,069				49,069
Notes payable	30,000	2,421,303	(2,421,303)	a	30,000
Convertible notes payable, net of unamortized deferred financing costs of $10,262 and $29,633 as of February 28, 2022 and May 31, 2021, respectively	1,932,964				1,932,964
Lines of credit	15,334	19,849			35,183
Operating lease liability	—	102,000			102,000
Current liabilities of discontinued operations	220,860				220,860
Total Liabilities	9,881,134	3,452,733	(2,421,303)		10,912,564

Commitments and contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
Series A Preferred Stock, 5,200,000 shares issued and outstanding as of May 31, 2021	1,200		4,000	b	5,200
Series B Preferred Stock, 100,000 and 100,000 shares issued and outstanding as of February 28, 2022 and May 31, 2021, respectively	100		—		100
Series C Preferred Stock, 290,000 shares issued and outstanding as of May 31, 2021	290		—		290
Series D Preferred Stock, 210,000 shares issued and outstanding as of May 31, 2021	210		—		210
Series E Preferred Stock, 2,100,000 shares issued and outstanding as of May 31, 2021	—	—	2,100	b	2,100
Common stock, $0.001 par value; 200,000,000 shares authorized, 79,548,676 shares issued and outstanding as of May 31, 2021	29,549	1	49,999	b	79,549
Additional paid-in capital	13,942,216	1,899,999	5,497,216	b	21,339,431
Accumulated deficit	(18,635,356)	(2,946,402)	1,593,087	a	(19,988,671)
Total Stockholders' Deficiency	(4,661,791)	(1,046,402)	7,146,402		1,438,209

Total Liabilities and Stockholders' Deficiency	$5,219,343	$2,406,331	$4,725,099		$12,350,773
The accompanying notes are an integral part of these condensed combined pro forma financial statements.

Life On Earth, Inc.

Notes to Condensed Financial Statements

For the nine months ended February 28, 2022

(Unaudited)

Life On Earth, Inc.
Condensed Combined Pro Forma Statements of Operations
For the year ended ended May 31, 2021
(Unaudited)

	LFER	CareClix	Adjustments	Ref	Combined

Revenues	$—	$6,218,043			$6,218,043
Cost of sales	—	1,181,111			1,181,111
Gross profit	—	5,036,932	—		5,036,932

Total operating expenses	663,564	6,539,771	(1,593,087)	a	5,610,248

Loss from operations	(663,564)	(1,502,839)	1,593,087		(573,316)

Other income and (expenses)	(745,374)	18,856			(726,518)

Loss from continuing operations	(1,408,938)	(1,483,983)	1,593,087		(1,299,834)
Loss on discontinued operations	(25,135)

Net loss	(1,434,073)	(1,483,983)	1,593,087		(1,299,834)

The accompanying notes are an integral part of these condensed combined pro forma financial statements.

Notes to the Condensed Combined Pro Forma Financial Statements

a -To write off goodwill balance at 5/31/21 and Note Payable not acquired from CareClix
b -To record the acquisition of CareClix subsidiaries.

Life On Earth, Inc.

Notes to Condensed Financial Statements

For the nine months ended February 28, 2022

(Unaudited)

Life On Earth, Inc.
Condensed Combined Pro Forma Balance Sheets
February 28, 2022
(Unaudited)

	LFER	CareClix	Adjustments	Ref	Combined
ASSETS
Current Assets
Cash and cash equivalents	$17,877	$282,992			$300,869
Accounts receivable, net	—	258,743			258,743
Prepaid expenses	—	116,443			116,443
Due from LFER	—	92,600			92,600
Other current receivable	3,389	—			3,389
Total current assets	21,266	750,778	—		772,044
Other Assets
Fixed assets, net		41,297			41,297
Investment in CareClix	2,500		(2,500)	c	—
Note receivable	250,000				250,000
Goodwill		828,216	(828,216)	a	—
Intangible assets		798,610	2,679,239	b	3,477,849
Amortization of intangible assets			(521,676)	d	(521,676)
Right to use asset		102,000			102,000
Total Assets	$273,766	$2,520,901	$1,326,847		$4,121,514

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$603,021	$533,472			1,136,493
Accrued dividends payable on preferred shares	92,500				92,500
Accrued interest of related party debt	9,020				9,020
Deferred revenue	—	200,186			200,186
Notes payable - related party, net of unamortized deferred financing costs of $25,482 and $0 as of February 28, 2022 and May 31, 2021, respectively	184,463	—			184,463
Notes payable	30,000	1,469,196	(1,469,196)	a	30,000
Convertible notes payable, net of unamortized deferred financing costs of $10,262 and $29,633 as of February 28, 2022 and May 31, 2021, respectively	665,418				665,418
Lines of credit	6,602	36,266			42,868
Operating lease liability	—	102,000			102,000
Total Liabilities	1,591,024	2,341,120	(1,469,196)		2,462,948

Commitments and contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
Series A Preferred Stock, 5,200,000 shares issued and outstanding as of May 31, 2021	3,700		1,500	b	5,200
Series B Preferred Stock, 100,000 and 100,000 shares issued and outstanding as of February 28, 2022 and May 31, 2021, respectively	100		—		100
Series C Preferred Stock, 290,000 shares issued and outstanding as of May 31, 2021	2,614		—		2,614
Series D Preferred Stock, 210,000 shares issued and outstanding as of May 31, 2021	16		—		16
Series E Preferred Stock, 2,100,000 shares issued and outstanding as of May 31, 2021	—	—	2,100	b	2,100
Common stock, $0.001 par value; 200,000,000 shares authorized, 79,548,676 shares issued and outstanding as of May 31, 2021	71,823	1	49,999	b	121,823
Additional paid-in capital	21,173,763	1,899,999	2,623,140	b/c	25,696,902
Accumulated deficit	(22,569,274)	(1,720,219)	119,304	a/d	(24,170,189)
Total Stockholders' Deficiency	(1,317,258)	179,781	2,796,043		1,658,566

Total Liabilities and Stockholders' Deficiency	$273,766	$2,520,901	$1,326,847		$4,121,514
The accompanying notes are an integral part of these condensed combined pro forma financial statements.

Life On Earth, Inc.

Notes to Condensed Financial Statements

For the nine months ended February 28, 2022

(Unaudited)

Life On Earth, Inc.
Condensed Combined Pro Forma Statements of Operations
For the nine months ended ended February 28, 2022
(Unaudited)

	LFER	CareClix	Adjustments	Ref	Combined

Revenues	$—	$1,907,480			$1,907,480
Cost of sales	—	505,417			505,417
Gross profit	—	1,402,063	—		1,402,063

Total operating expenses	1,916,718	1,751,038	(640,980)	a/d	3,026,776

Loss from operations	(1,916,718)	(348,975)	640,980		(1,624,713)

Other income and (expenses)	62,665	(820)			61,845

Loss from continuing operations	(1,854,053)	(349,795)	640,980		(1,562,868)
Loss on discontinued operations	(971,091)				(971,091)
Loss on sale of subsidiary	(1,135,279)				(1,135,279)
Gain on disposal of subsidiaries	26,505				26,505

Net loss	$(3,933,918)	$(349,795)	$640,980		$(3,642,733)

The accompanying notes are an integral part of these condensed combined pro forma financial statements.

Notes to the Condensed Combined Pro Forma Financial Statements

a -To write off goodwill balance at 5/31/21 and Note Payable not acquired from CareClix

b -To record the acquisition of CareClix subsidiaries.

c -To eliminate Investment in CareClix

d -Amortize intangible assets acquired from CareClix over 60 months
($3,477,849 / 60 mos = $57,964 per mo.)

Life On Earth, Inc.

Notes to Condensed Financial Statements

For the nine months ended February 28, 2022

(Unaudited)

Note 6 – Discontinued Operations

SmartAxiom.

On March 8, 2022, the Company executed a Stock Purchase and Mutual Release Agreement (the “Agreement”) under which the Company divested its ownership of the former subsidiary SmartAxiom, Inc. (“SA”), effective December 31, 2021. The decision was made due to certain critical factors including, but not limited to, 1) the focus of the Company exclusively on the medical technology industry, 2) the slow progress of performance from SA in comparison to the results already underway with the CareClix acquisition, and 3) redeployment of resources to the growth potential of the CareClix group of companies. Under the Agreement, the Company agreed to transfer all ownership in SA to Amit Biyani in exchange for Mr. Biyani’s agreement to return for cancellation: (ii) 7,794,695 shares of common stock; and (ii) 128,822 shares of Series D Preferred Stock. In addition, SA and Mr. Biyani agreed to arrange for the return and cancellation of the remaining outstanding 64,942 shares of Series D Preferred Stock currently held by other former shareholders of SA. By agreement among the parties, the divestiture of SA was deemed legally effective as of December 31, 2021. The Agreement also contains mutual releases amongst the parties.

 In connection with the Agreement, SA issued to the Company an 8% Unsecured Convertible Note in the amount of $250,000 dated December 31, 2021 (the “Note”). The Note bears interest at a rate of 8 percent per year, with all principal and interest due on or before February 28, 2024. All unpaid principal and interest owing under the Note may, at the Company’s option, be converted in whole into a number of fully-paid and non-assessable shares of common stock of SA having a value equal to the Note balance, converted at an assumed total valuation of SA of $6,250,000 on a fully diluted basis.

The following table summarizes the disposition of the SA subsidiary:

Net assets sold	$1,669,584
Sales Price	$534,305
Loss from sale of Subsidiary	$1,135,279

During the three months ended February 28, 2022, the Company’s Board of Directors resolved to dispose of its subsidiaries Victoria’s Kitchen and The Chill Group.

The following table summarizes the disposition of these subsidiaries:

	Total	Victoria's Kitchen	The Chill Group
Net assets disposed	$261,110	$155,505	$105,605
Net liabilities disposed	$(287,615)	$(151,117)	$(136,498)
Gain on disposal of subsidiaries	$(26,505)	$4,388	$(30,893)

Life On Earth, Inc.

Notes to Condensed Financial Statements

For the nine months ended February 28, 2022

(Unaudited)

Note 7 – NOTES PAYABLE – RELATED PARTY PAYABLES

The following table summarizes the Company’s Notes Payable – Related Parties as of February 28, 2022:

Issue Date	Maturity Date	Interest Rate	Original Amount	Accumulated Payments as of February 28, 2022	Accumulated Accrued interest on Note	Conversion into Common & Preferred C shares	Unamortized Deferred Financing Costs as of February 28, 2022	Balance February 28, 2022

1/23/2019	3/1/2020	20%	$10,000	$—	$5,419	$(15,419)		$—

1/28/2020	1/28/2021	20%	$8,200	$—	$2,781	$(10,981)		$—

2/20/2020	2/19/2021	5%	$45,169	$16,300	$3,729			$32,599

6/15/2021	6/29/2021	8%	$60,976	$—	$3,448			$64,424

10/6/2021	10/6/2022	10%	$10,000	$—	$3971		$10,262	$135

10/6/2021	10/6/2022	10%	$7,500	$—	$298		$10,262	$(2,464)

11/10/2021	11/10/2022	10%	$10,000	$—	$301		$4,958	$5,343

Various	Various	6%	$92,600	$—	$846		$—	$93,446

					$9,020		$25,482	$193,483

The following table summarizes the Company’s Notes Payable – Related Parties as of May 31, 2021:

Issue Date	Maturity Date	Interest Rate	Original Amount	Accumulated Payments as of May 31, 2021	Accumulated Accrued interest on Note	Conversion into Common & Preferred C shares	Unamortized Deferred Financing Costs as of May 31, 2021	Balance May 31, 2021

1/23/2019	3/1/2020	20%	$10,000	$—	$4,707	$—	$—	$14,707

1/28/2020	1/28/2021	20%	$8,200	$—	$2,197	$—	$—	$10,397

2/20/2020	2/19/2021	5%	$45,169	$14,300	$2,518	$—	$—	$33,387

							$—	$58,491

On January 23, 2019, ESD issued a demand note in the amount of $10,000 to a related party. The note is unsecured, bears interest at an annual rate of 20% and had an original maturity date of March 1, 2019. On March 12, 2019, the obligations due under the terms of the note were assigned to the Company. The maturity date on the note has been extended to March 1, 2020. During the three and nine months ended February 28, 2022, the Company recorded interest expense of $208 and $712, respectively, and during the three and nine months ended February 28, 2021, the Company recorded interest expense of $500 and $1,004, respectively. On October 8, 2021, the Note holder converted the full balance of the Note of $15,419, including accrued interest of $5,419, into 77,100 shares of the Company’s common stock at $0.10 per share, and 7,710 of the Company’s Preferred C shares. The Note has been considered paid in full by the conversions.

Life On Earth, Inc.

Notes to Condensed Financial Statements

For the nine months ended February 28, 2022

(Unaudited)

On January 28, 2020, the Company issued a demand note in the amount of $8,200 to a related party. The note is unsecured, bears interest at an annual rate of 20% and has maturity date of January 28, 2021. During the three and nine months ended February 28, 2022 the Company recorded interest expense of $171 and $584, respectively, and, during the three and nine months ended February 28, 2021 the Company recorded interest expense of $409 and $821, respectively. On October 8, 2021, the Note holder converted the full balance of the Note of $10,981, including accrued interest of $2,781, into 54,910 shares of the Company’s common stock at $0.10 per share, and 5,498 of the Company’s Preferred C shares. The Note has been considered paid in full by the conversions.

Prior to ESD’s bankruptcy declaration, ESD became indebted to certain creditors in the total amount of $45,169 which indebtedness was personally guaranteed by Fernando Leonzo, the Company’s Chairman. The debt was not protected under the ESD bankruptcy. On February 20, 2020, the Company and Fernando Leonzo entered into an agreement under which Fernando Leonzo would discharge the indebtedness personally and directly and the Company would pay Fernando Leonzo, $3,000 per month beginning on February 21, 2020, until such time that the indebtedness is fully discharged. Interest will accrue at an annual rate of 5% on any monthly payments not made by the 21st of the month. As of February 28, 2022, the Company paid a total of $16,300 to Fernando Leonzo in accordance with this agreement. During the three and nine months ended February 28, 2022, the Company recorded interest expense of $404 and $1,211, respectively, and, during the three and nine months ended February 28, 2021, the Company recorded interest expense of $504 and $1,529, respectively. On February 28, 2022 accrued interest on the note amounted to $3,729.

On June 15, 2021, the Company issued Mahmood Kahn, the Company’s CEO, a note in the amount of $121,976. The note bears interest at 8% per annum and a Maturity date of June 29, 2021. Also on June 15, 2021, the note holder converted $61,000 of the note into 61,000 Shares of Series C Preferred to the Holder at $1.00 per Series C Preferred Share, which upon said issuance reduced the Principal Amount of the note $60,976. During the three and nine months ended February 28, 2022, the Company recorded interest expense of $1,203 and $3,448, respectively. On February 28, 2022, accrued interest on the note amounted to $3,448.

On October 6, 2021, the Company issued a demand note in the amount of $10,000 to Mahmood Kahn, the Company’s CEO. The note is unsecured, bears interest at an annual rate of 10% and has maturity date of October 6, 2022. As consideration for the Note, the Company issued 200,000 of the Company’s common stock at $0.821. As a result of this transaction, Company recorded $16,420 as a capitalized deferred financing cost and during the three and nine months ended February 28, 2022, the Company recorded amortization expense of $4,105 and $6,158, respectively. During the three and nine months ended February 28, 2022, the Company recorded interest expense of $247 and $397, respectively. On February 28, 2022, accrued interest on the note amounted to $397.

On October 6, 2021, the Company issued a demand note in the amount of $7,500 to John Romagosa, the Company’s President. The note is unsecured, bears interest at an annual rate of 10% and has maturity date of October 6, 2022. As consideration for the Note, the Company issued 200,000 of the Company’s common stock at $0.821. As a result of this transaction, Company recorded $16,420 as a capitalized deferred financing cost and during the three and nine months ended February 28, 2022, the Company recorded amortization expense of $4,105 and $6,158, respectively. During the three and nine months ended February 28, 2022, the Company recorded interest expense of $185 and $298, respectively. On February 28, 2022, accrued interest on the note amounted to $298.

On November 10, 2021, the Company issued a demand note in the amount of $10,000 to Mahmood Kahn, the Company’s CEO. The note is unsecured, bears interest at an annual rate of 10% and has maturity date of November, 2022. As consideration for the Note, the Company issued 100,000 of the Company’s common stock at $0.07. As a result of this transaction, Company recorded $7,000 as a capitalized deferred financing cost and during the three and nine months ended February 28, 2022, the Company recorded amortization expense of $1,750 and $2,042, respectively. During the three and nine months ended February 28, 2022, the Company recorded interest expense of $247 and $301, respectively. On February 28, 2022, accrued interest on the note amounted to $301.

During the three months ended February 28, 2022, the Company issued demand notes aggregating to a total amount of $92,600 to CareClix, Inc., a newly acquired subsidiary. The notes are unsecured, bears interest at an annual rate of 6% and each matures a year from the issue date. During the three and nine months ended February 28, 2022, the Company recorded interest expense of $846, respectively. On February 28, 2022, accrued interest on the notes amounted to $846.

Life On Earth, Inc.

Notes to Condensed Financial Statements

For the nine months ended February 28, 2022

(Unaudited)

Note 8 – NOTES PAYABLE

On September 15, 2020, the Company issued a Note in the principal amount of $30,000 which had a maturity date of December 15, 2020. The Note was not repaid by the maturity date and thus bears interest at an annual rate of 6% from the date of maturity. During the three and nine months ended February 28, 2022, the Company recorded interest expense of $444 and $1,346, respectively. On February 28, 2022, accrued interest on the note amounted to $2,175.

Note 9 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the Company’s convertible notes payable as of February 28, 2022 and May 31, 2021:

	February 28, 2022			May 31, 2021
	Unamortized deferred finance costs and original issue discount	Principal	Net	Unamortized deferred finance costs and original issue discount	Principal	Net
2017 NPA Notes	—	—	—	—	737,500	737,500
The 2nd Note Offering	—	27,002	27,002	—	280,000	280,000
2022 Note Issuances	10,262	65,000	54,738	—	—	—
2021 Note Issuances	—	77,000	77,000	29,633	77,000	47,367
2020 Note Issuances	—	155,331	155,331	—	385,500	385,500
2019 Note Issuances	—	351,348	351,348	—	482,597	482,597

	$10,262	$675,681	$665,419	$29,633	$1,962,597	$1,932,964

If all convertible notes are converted into common stock, approximately a total of 4,800,000 common shares would be issued

Note 12 – LINES OF CREDIT

In April 2017, the Company entered a credit line with a small business lender that allows the Company to borrow up to $35,000 and bears interest at 6% per annum. The facility requires monthly payments of principal and interest. On February 28, 2022, the aggregate outstanding balance was $6,602.

Life On Earth, Inc.

Notes to Condensed Financial Statements

For the nine months ended February 28, 2022

(Unaudited)

Note 13 – CAPITAL STOCK

As of February 28, 2022, the authorized common stock of the Company was 200,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.

Common Stock

At February 28, 2022 there were 71,822,753 common shares outstanding.

Shares of common stock issued for services

The Company issues shares of common stock in exchange for financing and services provided by select individuals and or vendors. During the nine months ended February 28, 2022, and 2021 the Company issued 2,581,592 and 0 shares, respectively. The shares were issued at prices ranging from $0.07 to $0.156 per share.

Also, on February 4, 2022, the Company issued shares of common stock and Series C preferred shares to members of the Board of Directors at par value in exchange for services provided. The following table summarizes the shares issued to the members of the Board of Directors. The difference between the fair value of the shares acquired and the acquisition price has been recognized as officers’ compensation in the statement of operations for the nine months ended February 28, 2022

	Number of Shares Acquired			Acquisition Price			Compensation
	Common Stock	Series C Preferred	Common Stock Consideration Shares	Common Stock	Series C Preferred	Common Stock Consideration Shares	Common Stock	Series C Preferred	Common Stock Consideration Shares	Total
Robert Gunther	2,678,672	327,393	654,786	$2,678	$327	$—	$204,115	$327,066	$50,549	$581,731
Juan Carlos Romagossa	2,815,279	344,090	688,180	$2,815	$344	$—	$214,525	$343,746	$53,127	$611,398
Fernando Leonzo	3,019,602	369,062	738,124	$3,020	$369	$—	$230,093	$368,693	$56,983	$655,769
Mahmood Kahn	3,989,624	487,621	975,242	$3,990	$486	$—	$304,009	$487,135	$75,289	$866,433
	12,503,177	1,528,166	3,056,332	$12,503	$1,526	$—	$952,742	$1,526,640	$235,949	$2,715,331

Preferred Stock

On February 28, 2022, the following shares of preferred stock were outstanding:

Series A Preferred Stock

Holder
Shares Outstanding
Fernando Oswaldo Leonzo	600,000
Robert Gunther	300,000
John Romagosa	200,000
Mahmood Kahn	100,000
Charles Scott	2,500,000
Total	3,700,000

The Series A Preferred Shares do not have a liquidation preferences or a preferred dividend, but have 50-1 preferred voting rights.

Series B Preferred Stock

Holder	Number of Shares
J.Craig Holding Corp.	50,000
Massoud Toghraie	25,000
John Romagosa	25,000
Total	100,000

The Series B Preferred Shares have no voting rights, are convertible at the election of the holder into common shares on the basis of a 25% premium to the 20 day VWAP price and have an annual cash dividend of 10 percent, payable quarterly

Life On Earth, Inc.

Notes to Condensed Financial Statements

For the nine months ended February 28, 2022

(Unaudited)

Series C Preferred Stock

Preferred C Shares - Outstanding as of February 28, 2022
Holder	Number of Shares
Dr. Anshu Sharma, M.D.	150,000
Mahmood Kahn	111,000
W.S. Gamble	20,000
Quick Capital LLC	100,000
Juan R Romagosa	30,500
Axon Capital Management, Inc.	28,000
Odyssey Capital	66,333
Robert Ley	9,612
Jesus Rodriguez	9,142
John Carlos Romagosa	13,201
Masoud Taghraie	65,625
Shircoo	481,796
Robert Gunther	327,393
Mahmood Kahn	487,621
John Carlos Romagosa	344,090
Fernando Leonzo	369,062
Total	2,613,375

The Company has designated 3,000,000 shares of Series C Preferred Stock, par value $0.001 per share. The Series C Preferred Stock does not have liquidation preferences. has no voting rights except on conversion, and carries a preferred annual cash dividend of 10% payable quarterly. The Series C Preferred Stock are convertible at the election of the holder into common shares on the basis of a 25% premium to the 10 day VWAP price with a $0.10 floor.

Series D Preferred Stock

The Company has designated 210,000 shares of Series D Preferred Stock, par value $0.001 per share. As of February 28, 2022, 16,236 shares of Series D Preferred Stock were issued and outstanding due to the disposition of the SA subsidiary.

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

Series E Preferred Stock

The Company has designated 2,100,000 shares as Series E Preferred Stock to be issued at the final closing of the CareClix Group acquisition. The Series E Preferred Shares have no voting rights, preferred dividend or liquidation preference but convert automatically into common stock at a 1 for 100 basis on the increase in authorized common stock in an amount sufficient to permit that conversion.

 Warrants outstanding

		February, 28 2022		May 31, 2021
		Weighted		Weighted
		Average		Average

	Warrants	Exercise price	Warrants	Exercise price
Exercisable – June 1,	---	$ ---	349,000	$4.25
Exercised	—	—	—	—
Expired		$ ---	—	—
Outstanding	-	-	349,000	$4.25

Exercisable – at end of period	-		349,000	$4.25

Life On Earth, Inc.

Notes to Condensed Financial Statements

For the nine months ended February 28, 2022

(Unaudited)

  Note 14 - COMMITMENTS AND CONTINGENCIES

On October 21, 2021, a judgment was entered against the Company and in favor of a former employee. Under the terms of the judgment, the Company is required to (i) pay the former employee a total of $60,000 of scheduled payments, (ii) issue the former employee 500,000 shares of the Company’s common stock at $0.10 per share and, (iii) pay legal fees of up to $8,923 in scheduled payment to the former employee’s attorney. The 500,000 shares of the Company’s common stock were issued to the former employee on October 21, 2021 and as of February 28, 2022, the Company is current in payments with respect to the judgment.

On March 16, 2021, we received a complaint filed by Anshu Sharma and Aditya Sharma against the Company and the Company's officers/directors in the County of Hennepin, Minnesota (District Court; Fourth Judicial District) in connection with our agreement regarding an investment by the Plaintiffs in our Preferred C Shares.  On March 29, 2021, we filed “Defendant’s Joint Motion to Dismiss” to dismiss the complaint.  The Company believes that there is no merit to the complaint, and it intends to vigorously defend this matter. On February 22, 2022 the Court dismissed the case.

 Note 15 - INCOME TAXES

The deferred tax attributes consist of the following:

	February 28, 2022	May 31, 2021
Net operating loss carryforward	$5,805,000	$4,743,000
Stock based compensation	1,392,000	1,327,000
Valuation allowance	(7,197,000)	(6,070,000)
Deferred tax asset, net	$—	$—

During the nine months ended February 28, 2022, the valuation allowance increased by approximately $1,127,000.

The deferred tax asset differs from the amount computed by applying the statutory federal and state income tax rates to the loss before income taxes. The sources and tax effects of the differences are as follows:

Effective Income Tax Rate Reconciliation
	February 28, 2022	May 31, 2021

Federal Rate	21%	21%
State Rate	6%	6%
Valuation Allowance	(27)%	(27)%
Effective income tax rate	0%	0%

As of February 28, 2022, the Company has net operating loss carryforwards of approximately $20,600,000 to reduce future federal and state taxable income; however, due to the acquisition of the CareClix Group and resulting change of control, the future benefit of any net operating losses may be limited or eliminated.

The Company currently has no federal or state tax examinations in progress, nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examinations

Note 16 - - SUBSEQUENT EVENTS

Effective April 4, 2022, the Company subsidiary, CareClix, Inc, entered into an SaaS contract with GlobeMed Ltd., the largest third party benefits administrator in the Middle East. See Form 8-K filed with the SEC on April 11, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD LOOKING STATEMENTS

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

BASIS OF PRESENTATION

The unaudited condensed financial statements of Life on Earth, Inc. should be read in conjunction with the notes thereto. In the opinion of management, the unaudited condensed financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

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

The Company previously was a brand accelerator and incubator Company that was focused on building and scaling concepts in the natural consumer products category (“CPG”). During the year ended May 31, 2021, the Company discontinued the wholesale beverage distribution operations, and the Company announced its intention divest away from its business as a Consumer-Packaged Goods (“CPG”) Company. Accordingly, the Company’s results of operations for the year ended May 31, 2021, reflect a charge in the aggregate amount of $786,436,

On December 17, 2021, we entered into a Stock Purchase Agreement (“SPA”) with CareClix Holdings, Inc., a Florida corporation (“SOLI”) to acquire four operating subsidiaries of SOLI. On December 31, 2031, under the terms of a Management Operating Agreement, we agreed to a partial closing of the transaction set forth in the SPA with the final closing to occur on the effectiveness of a registration statement for the shares to be issued as part of the consideration. Although we acquired control of the CareClix

In the partial closing, we now own 100% ownership of the operating subsidiaries of SOLI, which include CareClix, Inc., a Virginia corporation, CareClix Services, Inc., a Florida corporation, MyCareClix, Inc., a Florida corporation, and CareClix RPM, Inc., a Florida corporation (collectively, the “CareClix Group”). In exchange for ownership of the CareClix Group, we will issue the following securities to the common shareholders of SOLI:

1.	50,000,000 shares of our common stock;
2.	2,100,000 shares of a new class of preferred stock to be designated as Series E Preferred Stock. The shares of Series E Preferred stock to be designated and issued to the shareholders of CareClix have a convertibility ratio, under the current share structure, of 100 to 1 into our shares of common stock with conversion occurring automatically when our Articles of Incorporation have been amended to authorize sufficient common shares for the conversion. The net effect of these two share issuance will be that shares of SOLI held before the transaction will be exchanged for our common shares on a 1 for 1 basis.
3.	4,000,000 shares of our Series A Preferred Stock, over a period of time, to Mr. Charles Scott, the Chairman and majority shareholder of SOLI, with 2,500,000 shares issued at the December 31, 2021 partial closing, 600,000 shares to be issued 45 days after closing, and 900,000 shares to be issued 90 days after closing. The second installment of Series A shares are to be issued by February 14, 2022 but have not yet been issued and the finsl installment is due to be issued by March 31`, 2022.. Shares of our Series A Preferred Stock, which are not convertible and do not receive dividends, are entitled to cast 50 votes per share on all matters submitted to the vote or consent of our shareholders.

Upon the final closing of the Transaction, the former shareholders of SOLI will hold approximately seventy-frive percent of our issued and outstanding common equity on a fully diluted basis and will hold more than eighty-five percent of our total shareholder voting power.

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

Pending the final Closing, SOLI and LFER completed the operational changes under the Management Operating Agreement effective December 31, 2021, so that the CareClix Group and LFER began acting as a unit pending the effective date of the S-4 registration statement and our issuance of the remainder of the agreed consideration. The financial result of the CareClix subsidiaries will not be consolidated with our financial results until the final closing but are reported on a pro forma basis in the Notes to the Financial Statements. See, Note 5.

 CareClix Plan of Operations

We now own the CareClix Group of Companies which specifically are: CareClix, Inc, CareClix Services, Inc, MyCareClix, Inc, and CareClix RPM, Inc.

CareClix, Inc:

CareClix, Inc is a digital healthcare development company centered around the CareClix® virtual care management platform. The CareClix platform was originally created in 2012 by physicians for physicians and, throughout its 10-year history, development has been led by licensed and practicing physicians and the input of our patients. This differentiates CareClix® from its competitors. Currently the CareClix® virtual telehealth platform is recognized worldwide as one of the most complete telehealth platforms for medical service providers. CareClix software CareClix' suite of services is trusted by some of the best names in healthcare with approximately 20 million individuals in the U.S. and 35 other countries currently having access to CareClix' telehealth platform or services.

CareClix Services Inc:

CareClix Services Inc combines the CareClix software and its multinational multispecialty medical network to offer virtual healthcare services across multiple specialties to networks of patients both domestically and internationally. We offer a wide variety of health care services to: insurers, employers, affinity groups, healthcare systems, provider groups and independent physicians. The combination of our software and services empowers providers to interact with an increasing number of patients with better data in less time. CareClix Services, Inc is a leader in custom multinational telemedicine. Our customers mix and match, add or delete, a wide range of technologies, medical services, and integrations. CareClix® also matches the transparency to our customers or partner’s comfort level allowing them to seamlessly (and sometimes invisibly) grow their practice, their brand, and their revenue.

MyCareClix, Inc:

MyCareClix is a direct-to-consumer family and household health and wellness company. MyCareClix intends to offer the entire suite of CareClix services directly to consumers. For a small monthly subscription fee, both individual and family consumers in the US will have access to the CareClix Network of primary care and specialty doctors, as well as access to testing, prescriptions, and ship-to-home medical products. My CareClix intends to launch a small-business program targeting small and mid-sized businesses in the US and key other countries.

CareClix RPM, Inc:

CareClix RPM will distribute and monitor FDA approved healthcare devices for remote patient monitoring and chronic care management utilizing the CareClix platform to track and report monitored patient data. CareClix RPM, Inc will create turnkey solutions for providers seeking to start or expand their remote patient monitoring, data integration, remote therapeutic monitoring, or chronic care management programs. Anticipated by the end of 2022, CareClix RPM will procure and distribute devices and offer a multi-lingual patient engagement team with qualified medical oversight and thorough reporting for billing and care plan administration.

CareClix Group of Companies

The CareClix Group of Companies are positioned in the anticipation of the global growth of virtual healthcare delivery. The company is well positioned to deliver this service with the technological and operational infrastructure we have created over the last decade. Having endured the initial growing pains essential to the foundation of any telemedicine company—namely, the careful interplay of interoperability, data transmission and organic workflow integration. Over the past decade CareClix created roots throughout the healthcare industry necessary to produce the type of quality health care delivery within a continuation of services that patients require as they navigate their healthcare and wellness needs. CareClix is a full spectrum virtual healthcare product for individuals addressing their diverse healthcare needs and not a niche product that only addresses episodic issues which may ignore comorbidities and co-conditional needs. Since our inception we have planned and implemented an offering that is more comprehensive. As a result, CareClix has gained momentum internationally through its salesforce and strategic relationships. CareClix has a unique global sales force. CareClix utilizes internal sales team, independent sales team and distribution channels such as system integrators, healthcare providers, IT companies, and benefits administrators to reach a growing number of countries and all 50 states. Adding to the growth of the platform, CareClix has undertaken a major reorganization which has produced significant internal cost efficiencies. CareClix has the internal staff and systems to meet the diverse needs of by healthcare providers without the inefficiencies common in our competitors. Combined with our robust sales program, we intend to expand our domestic and international footprint and be operationally profitable by year end.

We anticipate our new subsidiaries being major players in the telemedicine space. We believe we can capture market share in the United States and across the globe. There are many new telemedicine companies who will not be able to weather the storm and meet the complex needs of the medical provider community which we believe is the most essential element of providing good medical services. As we continue towards our ultimate goal of empowering good healthcare through technology and support, we plan to engage outside parties to help scale the CareClix businesses, both organically and possibly through further M&A.

We acquired the CareClix Group in order to expand into the Telemedicine and Medical Software Services industry. The group of companies under the CareClix Group will operate as our wholly owned subsidiaries and include a telemedicine medical services company, a direct-to-consumer company, a software-as-a-platform company, and an RPM (remote patient monitoring) company.

Our principal executive offices currently are located at 1345 6th Ave. 2nd Floor, New York NY 10022 and our telephone number (646) 844-9897.

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

Sales and Distribution

During the quarter ended February 28, 2022, we had no sales activity and no revenue, although our new subsidiaries acquired in the partial closing at December 31, 2022 had operating revenues. See Note 5.

Production and Distribution

The Company strategy is to develop and expand the telemedicine activities of our CareClix subsidiaries both domestically and worldwide.

Employees

The Company currently has no full-time employees and services as needed have been provided by. our original members of the Board of Directors, who also serve as officers or in executive functions.

GOING CONCERN QUALIFICATION

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. We incurred net losses from inception of approximately $22,600,000, have limited revenues, and require additional financing in order to finance its business activities on an ongoing basis. Our future capital requirements will depend on numerous factors including, but not limited to, the anticipated success of the CareClix subsidiaries and whether we successfully acquire other revenue generating companies or assume other new businesses that generate material revenues.

At February 28, 2022, we had cash on hand of approximately $17,700 and an accumulated deficit of approximately $22,600,000. See “Liquidity and Capital Resources.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes. The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Report. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances. There are certain critical accounting estimates that we believe require significant judgment in the preparation of our financial statements. We have identified below our accounting policies that we use in arriving at key estimates that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see Note 1 to Financial Statements of this Report.

Revenue Recognition

The Company recognizes revenue under ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company only applies the five-step model (as described in Note 1 to the Financial Statements of this Report) to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods and services transferred to the customer.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021:

Sales

Sales for the three months ended February 28, 2022 were approximately $0 compared to $0 for the three months ended February 28, 2021.

Operating Expenses

Operating expenses totaled approximately $1,408,000 for the three months ended February 28, 2022. as compared to approximately $64,000 for the three months ended February 28, 2021. The increase in operating expenses of $ 1,344,000 was primarily due to increased officers’ compensation of $1,319,000 and increased professional fees of $46,000.

Other Expense

During the three months ended February 28, 2022, the Company recorded interest and financing costs of approximately $74,000 as compared to approximately $70,000 during the three months ended February 28, 2021. Interest and financing costs primarily result from the amortization of deferred financing balances that were incurred by the Company to finance operations. During the three months ended February 28, 2021, the Company recorded a charge for the change in the fair value of contingent consideration related to the acquisition of Just Chill and a gain for the change in the fair value of a derivative liability related to an underlying note that has been converted to 2,138,775 shares of the Company’s common stock and the Company no longer has an obligation for the derivative liability.

Net Loss

For the three months ended February 28, 2022, we incurred a net loss of $2,874,000, compared to a net loss of $170,000 for the three months ended February 28, 2021. The increase in the net loss of S2,704,000 resulted from a number of factors. In addition to those listed above, the Company recorded a loss from the sale of the SA subsidiary of $1,135,000 and a loss from discontinued operations of its SA subsidiary of $283,000. These charges were partially offset by an aggregate gain on the disposal of its VK and JCG subsidiaries of $26,000.

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021:

Sales

Sales for the nine months ended February 28, 2022, were approximately $0 compared to $0 for the nine months ended February 28, 2021.

Operating Expenses

Operating expenses totaled approximately $1,917,000 for the nine months ended February 28, 2022, as compared to approximately $311,000 for the nine months ended February 28, 2021. The increase in operating expenses of $1,606,000 was primarily related to increased officers’ compensation of $1,551,000 and increased professional fees of $105,000.

Other Expense

During the nine months ended February 28, 2022, the Company recorded interest and financing costs of approximately $400,000 as compared to approximately $423,000 during the nine months ended February 28, 2021. Interest and financing costs primarily result from the amortization of deferred financing balances that were incurred by the Company to finance operations. During the nine months ended February 28, 2022, the Company recorded a gain for the change in the fair value of its contingent consideration of $352,000 as compared to charge of $163,000 during the three months ended February 28, 2021, related to the acquisition of Just Chill, which had arisen from the measurement of LFER stock on the 12-month anniversary of the acquisition and subsequent Balance Sheet reporting dates. The contingency shares were issued to the JCG Group during the nine months ended February 28, 2022. During the nine months ended February 28, 2022, the Company recorded a gain for the change in the fair value of its derivative liability of $111,000 as compared to a similar gain of $10,000 during the nine months ended February 28, 2021. During the nine months ended February 28, 2022, the underlying note of the derivative liability has been converted to 2,138,775 shares of the Company’s common stock and the Company no longer has an obligation for the derivative liability.

Net Loss

For the nine months ended February 28, 2022, we incurred a net loss of $3,934,000, as compared to a net loss of $887,000 for the nine months ended February 28, 2021. The increase in the net loss of S3,047,000 resulted from several factors. In addition to those listed above, the Company recorded a loss from the sale of the SA subsidiary of $1,135,000 and a loss from discontinued operations of its SA subsidiary of $971,000. These charges were partially offset by an aggregate gain on the disposal of its VK and JCG subsidiaries of $26,000.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2022, we held current assets in the amount of $17,700 consisting of cash and cash equivalents and other current assets of $3,689. Our current liabilities as of February 28, 2022, totaled $1,591,000, and consisted of accounts payable and accrued expenses in the amount of $704,000, notes payable of $214,000, convertible notes of payable of $665,000, and lines of credit in the amount of $7,000. Our working capital deficit as of February 28, 2022, was $1,570,000. Our recent financings have consisted primarily of private issuances of convertible notes and preferred stock.

During the nine months ended February 28, 2022, the Company received $158,500 from the sale of 158,500 shares of Series C Preferred Stock and received $88,000 from the issuance of a notes payable to related parties, $61,000 from the sale of Series C Preferred Stock to a related party, and, $65,000 from the issuance of a convertible note payable.

For the nine months ended February 28, 2022, our operating activities used $79,734 in cash, compared to $135,156 during the nine months ended February 28, 2021. For the nine months ended February 28, 2022, financing activities provided a net $182,797 in cash, compared to a net $134,304 in cash for the nine months ended February 28, 2021. Investing activities used $95,323 in cash during the nine months ended February 28, 2022, compared to $0 for the nine months ended February 28, 2021. Our cash and cash equivalents increased by a net $17,000 during the nine months ended February 28, 2022.

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

As of February 28, 2022, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of February 28, 2022, is a result of not having adequate staffing and supervision within the accounting operations of our Company and the lack of independent directors and executive management. The Company plans to expand its accounting operations as the business of the Company expands, to establish a Board of Directors the majority of which are independent and to appoint an Audit Committee and other Board committees

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2022, that have materially affected or are reasonably likely to materially affect our internal controls.

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

 Complaint by Former Employee

On October 21, 2021, a judgement was entered against the Company and in favor of the former employee. Under the terms of the judgement, the Company shall, (i) pay the former employee a total of $60,000 of scheduled payments, (ii) issue the former employee 500,000 shares of the Company’s common stock at $0.10 per share and, (iii) pay legal fees of up to $8,923 in scheduled payment to the former employee’s attorney. The 500,000 shares of the Company’s common stock were issued to the former employee on October 21, 2021, and as of February 28, 2022, the Company is current in their payments with respect to the judgement.

There are no other legal or governmental proceedings that are presently pending or, to our knowledge, threatened, to which we are a party.

ITEM 1A RISK FACTORS

As a smaller reporting company, we are not required to include risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Date	# of shares
1/14/2022	525,000	Preferred C Conversion
1/17/2022	529,700	Debt Settlement
1/17/2022	529,700	Debt Settlement
1/28/2022	75,000	Legal Settlement
1/28/2022	75,000	Legal Settlement
2/4/2022	3,989,624	Stock Purchase
2/4/2022	975,242	Preferred C Consideration Shares
2/4/2022	3,019,602	Stock Purchase
2/4/2022	738,124	Preferred C Consideration Shares
2/4/2022	654,786	Preferred C Consieration Shares
2/4/2022	2,815,279	Stock Purchase
2/4/2022	688,180	Preferred C Consideration Shares
2/4/2022	2,678,672	Stock Purchase
2/16/2022	19,737	Services
	17,313,646

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

AS a result of the Management Operating Agreement under which we acquired the four CareClix subsidiaries, the CareClix group was entitled to appoint three new directors to our Board of Directors. Two of thise directors, Charles Scott and Dr. John Korangy, were appointed as of January 2, 2022. The third new director has not yet been appointed.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1.1	Stock Purchase Agreement between CareClix Holding, Inc and Life on Earth, Inc. dated December 17, 2021, incorporated by reference to Form 8-K filed December 23, 2021
10.1.2	Management Operating Agreement between CareClix Holding, Inc and Life on Earth, Inc. dated December 31, 2021, incorporated by reference to Form 8-K filed January 6, 2022
10.1.3	Stock Purchase and Mutual Release Agreement with SmartAxiom incorporated by reference to Form 8-K filed March 11, 2022

31.1	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Life On Earth, Inc.

Date: April 19, 2022	By:	/s/ Mahmood Alam Khan
Mahmood Alam Khan Chief Executive Officer and Board of Director (Principal Executive Officer)